Form 10-Q
period 2008-06-30
International Gold Corp.
filed 2008-09-03
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-123134

INTERNATIONAL GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada V6C 1H2
(Address of principal executive offices, including zip code.)

(604) 606-7979
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [ x ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES [     ] NO [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of September 3, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL GOLD CORP.

(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

June 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	June 30	December 31
	2008	2007

ASSETS

Current
Cash	$1,074	$5,365
Taxes recoverable	700	633
	1,774	5,998

Mineral Claim Interest (Note 3)	8,500	8,500
	$10,274	$14,498

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,217	$8,086
Amounts due to related parties (Note 5)	43,309	37,941
	54,526	46,027

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 4)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
5,000,000 common shares issued as at June 30, 2008 and
December 31, 2007	50	50

Additional Paid-In Capital	3,000	3,000

Deficit Accumulated During The Exploration Stage	(47,302)	(34,579)
	(44,252)	(31,529)

	$10,274	$14,498

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

										CUMULATIVE
										PERIOD FROM
										INCEPTION
										DECEMBER 9
		THREE MONTHS				SIX MONTHS				2004
		ENDED				ENDED				TO
		JUNE 30				JUNE 30				JUNE 30
		2008		2007		2008		2007		2008

Revenue	$		$		$		$		$

Expenses
Interest and bank charges		110		-		475		-		1,084
Professional fees		10,379		-		11,843		-		40,635
Transfer and filing fees		-		-		-		-		1,008
Office and sundry		439		-		405		30		4,575

Net Loss For The Period		$10,928		$-		$12,723		$30		$47,302

Basic And Diluted Net Loss Per Share		$0.00		$0.00		$0.00		$0.00

Weighted Average Number Of Shares Outstanding		5,000,000		5,000,000		5,000,000		5,000,000

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

						CUMULATIVE
						PERIOD FROM
						INCEPTION
						DECEMBER 9
	THREE MONTHS			SIX MONTHS		2004
	ENDED			ENDED		TO
	JUNE 30			JUNE 30		JUNE 30
	2008		2007	2008	2007	2008

Cash Provided By (Used In)
Operating Activities
Net loss for the period	$(10,928)	$		$(12,723)	$(30)	$(47,302)

Item not affecting cash:
Non-cash services from Director	-		-	-	-	3,000

Net changes in non-cash operating
working capital items:
Taxes recoverable	(16)		-	(67)	-	(700)
Accounts payable and accrued liabilities	1,668		-	3,131	(320)	11,217
	(9,276)		-	(9,659)	(350)	(33,785)
Financing Activities
Issue of common stock	-		-	-	-	50
Amounts due to related parties	5,373		-	5,368	350	43,309
	5,373		-	5,368	350	43,359
Investing Activity
Acquisition of mineral claim parties	-		-	-	-	(8,500)

Net Increase (Decrease) in Cash	(3,903)		-	(4,291)	-	1,074

Cash, Beginning of Period	4,977		-	5,365	-	-

Cash, End of Period	$1,074		$-	$1,074	$-	$1,074

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-		$-	$-	$-	$-
Income taxes	$-		$-	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
	NUMBER			ACCUMULATED
	OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Beginning balance
December 9, 2004	-	$-	$-	$-	$-
Shares issued for cash on
December 10, 2004 at $0.00001	5,000,000	50	-	-	50
Net loss for the period	-	-	-	(10,013)	(10,013)

Balance, December 31, 2004	5,000,000	50	-	(10,013)	(9,963)

Non-cash service from directors
	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(7,604)	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	(17,617)	(14,567)

Net loss for the year	-	-	-	(6,027)	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	(23,644)	(20,594)

Net loss for the year	-	-	-	(10,935)	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	(34,579)	(31,529)

Net loss for the period	-	-	-	(12,723)	(12,723)

Balance, June 30, 2008	5,000,000	$50	$3,000	$(47,302)	$(44,252)

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2007, has been omitted. The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of results for the entire year ending December 31, 2008.

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations. The Company is considered an exploration stage company in accordance with the Statement of Financial Accounting Standards No. 7.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a loss of $47,302 for the period from December 9, 2004 (inception) to June 30, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

     JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. All dollar amounts are in U.S. dollars unless otherwise noted.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

b) Exploration Stage Company

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” and Securities and Exchange Commission (“SEC”) Act Guide 7, as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

c) Mineral Property Acquisition Payments

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

     JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d) Mineral Property Exploration Costs Mineral property exploration costs are expensed as incurred.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition costs.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

     JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e) Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date, the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of six months or less to be cash equivalents.

f) Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i) monetary items at the exchange rate prevailing at the balance sheet date;
ii) non-monetary items at the historical exchange rate;
iii)revenue and expense at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

g) Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts payable and accrued liabilities and amounts due to related parties approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

The Company has adopted SFAS No. 150, “Accounting For Certain Financial Instruments and Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The financial instruments affected includes certain obligations that can be settled with shares of stock

     INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

     June 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h) Segmented Information

The Company follows FAS No. 131 disclosures about segments of an enterprise and related information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas and major customers.

The Company conducts substantially all of its operations in Canada in one business segment.

i) Use of Estimates and Assumptions

The preparation of financial statements, in conformity with United States generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property acquisitions. Other areas requiring estimates include allocations of expenditures to resource property interests. Actual results may differ from the estimates.

j) Basic and Diluted Net Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

k) Revenue Recognition

Revenue is recognized upon delivery when title and risk of ownership of metals or metals bearing concentrate passes to the buyer and when collection is reasonably assured. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l) Comprehensive Loss

SFAS No. 130 – “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m) Stock-Based Compensation

On November 1, 2005, the Company adopted SFAS No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123 (R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 – Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro-forma disclosures under SFAS No. 123 – Accounting for Stock-Based Compensation.

To June 30, 2008, the Company has not granted any stock options.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

     JUNE 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.  MINERAL CLAIM INTEREST

The Company has the right to conduct exploration activity on one mineral claim (“the Claim”), the legal title to which is held by Woodburn Holdings Ltd. (“Woodburn”), a British Columbia corporation owned and controlled by Robert Baker, who is the sole director and officer of the Company.

The Claim number is 516362 and it is located on the south end of Polley Lake approximately 90 kilometers northeast of the city of Williams Lake in the Cariboo Mining Division, British Columbia, Canada. The claim is approximately 500 meters long and 500 meters wide.

To maintain the Claim, Woodburn must pay a fee of approximately $866 each year until 2009, and $1,652 each year thereafter. The claim is currently in good standing until December 25, 2008.

4.  CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

As at June 30, 2008, the Company has no stock option plan, warrants or other dilutive securities.

5.  AMOUNTS DUE TO RELATED PARTIES

Amounts due to various shareholders is unsecured, interest free with no specific terms of repayment

6.  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. The officer and directors provide management services to the Company without any compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. To continue beyond one year, we will need additional capital. Our success or failure will be determined, at least in part, by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum amount in our public offering of $100,000 in order to remove uncertainties surrounding our ability to continue as a going concern.

     To meet our need for cash, we are attempting to raise money from our public offering. We believe we will be able to stay in business for one year if we raise at least $100,000. The funds raised in this offering will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will similarly have to find alternative sources, like a second public offering, a private placement of securities, or loans from our sole officer or others.

     Mr. Baker will continue to advance funds for our operations until we complete or terminate our public offering. Mr. Baker has experience with filing reports required by federal securities law. Mr. Baker will advance funds to pay the costs of filing reports with the SEC in the event the Company does not have the funds to do so. Mr. Baker’s commitment to paying such costs is oral and not in writing. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves. Whether we find mineralized material or not, we have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

The following are our milestones:

1.	0-30 days after completion of the offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days. Our management will select the consultant. We will not do business with any affiliated consultant. We will rely on the consultant to conduct all phases of the exploration process, subject to review by our management.

2.	30-120 days after completion of the offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.	120-150 days after completion of the offering. Have independent a third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

4.	150-365 days after completion of the offering. Analyze the results of our exploration program and determine to discontinue operations; conduct further exploration; or, in the event mineralized material is discovered, move ahead with a program of developing the property. We do not know the cost of further exploration will be until we complete our initial exploration program. We do not know what it will cost to develop the property until we find mineralized material. The source of funding further exploration or development of the property will be from the sale of additional shares of common stock in either a private placement or second public offering. There is no assurance that we will be able to raise additional funds through a private placement or second public offering.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on December 9, 2004 to June 30, 2008

     We have the right to explore one property. Woodburn Holdings, Ltd. paid the cost of staking in the amount of $8,500. We will begin our exploration plan upon completion of our public offering.

     Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses. Net cash advances provided by shareholders since inception, on December 9, 2004, to June 30, 2008 was $43,309. The loans are not evidenced by any written instruments. The loans are without interest, unsecured and with no specific terms of repayment.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations. In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

     As of June 30, 2008, our total assets were $10,274 and our total liabilities were $54,526.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures: We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

     Changes in Internal Control: We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On July 18, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective (File number 333-123134) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. As of the date hereof, we have not sold any shares of common stock.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of September, 2008.

INTERNATIONAL GOLD CORP.

BY:    ROBERT M. BAKER
Robert M. Baker
President, Principal Executive Officer, Treasurer,
Principal Financial Officer, Principal Accounting
Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief of the Sarbanes-Oxley Act of 2002.