Form 10-Q
period 2008-11-14
International Gold Corp.
filed 2008-11-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number    333-123134

INTERNATIONAL GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada   V6C 1H2
(Address of principal executive offices, including zip code.)

(604) 606-7979
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [  ]
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of November 10, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

September 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

September 30	December 31
2008	2007

ASSETS

Current
Cash	$219	$5,365
Taxes recoverable	798	633
	1,017	5,998

Mineral Claim Interest (Note 3)	8,500	8,500
	$9,517	$14,498

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,100	$8,086
Amounts due to related parties (Note 7)	55,309	37,941
	57,409	46,027

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
5,000,000 common shares issued as at September 30, 2008 and December 31, 2007	50	50

Additional Paid-In Capital	3,000	3,000

Deficit Accumulated During The Exploration Stage	(50,942)	(34,579)
	(47,892)	(31,529)

	$9,517	$14,498

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					DECEMBER 9
	THREE MONTHS ENDED		NINE MONTHS ENDED		2004 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Interest and bank charges	90	-	565	-	1,174
Professional fees	743	428	12,586	428	41,378
Transfer and filing fees	2,746	-	2,746	-	3,754
Office and sundry	61	513	466	543	4,636
	3,640	941	16,363	971	50,942
Net Loss For The Period	$(3,640)	$(941)	$(16,363)	$(971)	$(50,942)
Basic And Diluted Net Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number Of Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO SEPTEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Beginning balance
December 9, 2004	-	$-	$-	$-	$-
Shares issued for cash on December 10, 2004 at $0.00001	5,000,000	50	-	-	50
Net loss for the period	-	-	-	(10,013)	(10,013)

Balance, December 31, 2004	5,000,000	50	-	(10,013)	(9,963)

Non-cash service from directors	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(7,604)	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	(17,617)	(14,567)

Net loss for the year	-	-	-	(6,027)	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	(23,644)	(20,594)

Net loss for the year	-	-	-	(10,935)	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	(34,579)	(31,529)

Net loss for the period	-	-	-	(16,363)	(16,363)

Balance, September 30, 2008	5,000,000	$50	$3,000	$(50,942)	$(47,892)

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
 (Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				DECEMBER 9
	THREE MONTHS ENDED		NINE MONTHS ENDED	2004 TO
	SEPTEMBER 30		SEPTEMBER 30	SEPTEMBER 30
	2008	2007	2008	2007	2008
Cash Provided By (Used In)
Operating Activities
Net loss for the period	$(3,640)	$(941)	$(16,363)	$(971)	$(50,942)

Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash services from director	-	-	-	-	3,000

Net changes in non-cash operating working capital items:
Taxes recoverable	(98)	-	(165)	-	(798)
Accounts payable and accrued liabilities	(9117)	(18,513)-	(5,986)	(18,833)	2,100
	(12,855)	(19,454)	(22,514)	(19,804)	(46,640)
Financing Activities
Issue of common stock	-	-	-	-	50
Amounts due to related parties	12,000	19,454	17,368	19,804	55,309
		19,454		19,804	55,359
Investing Activity
Acquisition of mineral claim parties	-	-	-	-	(8,500)

Net Increase (Decrease) in Cash	(855)	-	(5146)	-	219

Cash, Beginning of Period	1,074	-	5,365	-	-

Cash, End of Period	$219	$-	$219	$-	$219

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.      BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2007, has been omitted.  The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of results for the entire year ending December 31, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $50,942 for the period from December 9, 2004 (inception) to September 30, 2008, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

f)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

SEPTEMBER 30, 2008
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

To September 30, 2008, the Company has not granted any stock options.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

5.	CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

As at September 30, 2008, the Company has no stock option plan, warrants or other dilutive securities.

7.	AMOUNTS DUE TO RELATED PARTIES

Amounts due to various shareholders are unsecured, interest free with no specific terms of repayment.

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

The following are our milestones:

1.           0-30 days after completion of the offering, retain our consultant to manage the exploration ofthe property. - Cost $15,000.  Time of retention 0-90 days.  Our management will select theconsultant.  We will not do business with any affiliated consultant. We will rely on the consultant to conduct all phases of the exploration process, subject to review by our management.

2.           30-120 days after completion of the offering. -  Core drilling.  Core drilling will cost $20.00 perfoot.  The number of holes to be drilled will be dependent upon the amount raised from theoffering.  Core drilling we be subcontracted to non-affiliated third parties.  Time to conduct the core drilling - 90 days.

3.           120-150 days after completion of the offering.  Have independent a third party analyze thesamples from the core drilling.  Determine if mineralized material is below the ground.  Ifmineralized material is found, define the body.  We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

4.           150-365 days after completion of the offering.  Analyze the results of our exploration program anddetermine to discontinue operations; conduct further exploration; or, in the event mineralizedmaterial is discovered, move ahead with a program of developing the property.  We do not know the cost of further exploration will be until we complete our initial exploration program.  We do not know what it will cost to develop the property until we find mineralized material.  The source of funding further exploration or development of the property will be from the sale of additional shares of common stock in either a private placement or second public offering.  There is no assurance that we will be able to raise additional funds through a private placement or second public offering.

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

Results of Operations

From Inception on December 9, 2004 to September 30, 2008

We have the right to explore one property.  Woodburn Holdings, Ltd. paid the cost of staking in the amount of $8,500.  We will begin our exploration plan upon completion of our public offering.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses.  Net cash advances provided by shareholders since inception, on December 9, 2004, to September 30, 2008 was $55,309. The loans are not evidenced by any written instruments.  The loans are without interest, unsecured and with no specific terms of repayment.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section 4(2) of the Securities Act of 1933.  This was accounted for as a purchase of shares of common stock.

As of September 30, 2008, our total assets were $9,517 and our total liabilities were $57,409.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

--

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

On July 18, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective (File number 333-123134) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share, which to date no shares have been issued.

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

--

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2008.

INTERNATIONAL GOLD CORP.

BY: “Robert Baker”
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

--