Form 10-K
International Gold Corp.
filed 2009-04-07
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2008

 Commission file number 333-123134

INTERNATIONAL GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada V6C 1H2
 (Address of principal executive offices, including zip code.)

(604) 606-7979
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer                                                      [ ]                      Accelerated Filer                                                                          [ ]
Non-accelerated Filer                                                          [ ]                      Smaller Reporting Company                                                      [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2009 - $0.00

Forward Looking Statements

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

TABLE OF CONTENTS

PART I
Item 1.	Business.
Item 1A.	Risk Factors.
Item 1B.	Unresolved Staff Comments.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II
Item 5	Market Price for the Registrant’s Common Equity, Related Stockholders Matters
and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Evaluation of Disclosure Controls and Procedures.
Item 9B.	Other Information.
PART III
Item 10.	Directors and Executive Officers, Promoters and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accounting Fees and Services.

PART IV
Item 15.	Exhibits and Financial Statement Schedules.

PART I.

ITEM 1.                      BUSINESS.

General

We were incorporated in the State of Nevada on December 9, 2004. We will be engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 789 West Pender Street, Suite 1010, Vancouver, British Columbia, Canada V6C 1H2. Our telephone number is (604) 606-7979.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. We have no present plans to be acquired or merged with another company nor do we, nor any of our shareholders, have plans to enter into a change of control or similar transaction.

We have no revenues, have losses since inception, have no operations, and have been issued a going concern opinion by our auditor. We are relying upon the sale of securities in this offering to fund our operations.

We are an exploration stage mining company. Exploration stage is the process of prospecting for mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Our exploration program is divided into phases. Phase 1 calls for the retention of a consultant to manage our exploration program. We will not do business with any affiliate consultant. Phase 2 calls for core drilling to obtain samples. Phase 3 calls for analyzing the samples to determine if mineralize material exists. We will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis of the results of each phase. Even if we complete our current exploration program and we are successful in identifying mineralized material, we will have to spend substantial funds on further drilling and engineering studies before we would have a commercially viable mineral deposit called a reserve.

Background

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located.

In the nineteenth century, the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown, with fee simple title to the property residing with the Crown. Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as “staking.”

In January of 2005, British Columbia moved to an online system of mineral claim management and staking. As of that time, the province was divided into grids using the Universal Transverse Mercator (UTM) system. Claim owners were then given the opportunity to convert their old claims into the new system. Under the old claim system claims were staked on the ground with posts and tags. Now, claims may be purchased and recorded online without the need for physical staking.

The property on which we have an interest in the mineral rights is in British Columbia and governed by British Columbia law. We do not have any ownership rights in the underlying property, nor do we hold title to the mineral claim itself. The claim is a mining lease issued pursuant to the British Columbia Mineral Act. The lessee, in our case Woodburn Holdings Ltd., a British Columbia corporation entirely owned and controlled by our sole officer and director, Robert Baker, has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

History of our Mineral Claim

Glengarry Developments Inc., a non-affiliated third party, acquired our mineral claim from the Crown. In December 2004, Woodburn Holdings Ltd. (Woodburn), a British Columbia corporation entirely owned and controlled by our sole officer and director, Mr. Baker, paid Glengarry Developments Inc. (Glengarry) to stake the mineral claim and then purchased the claim from Glengarry for $8,500. Although Glengarry issued a bill of sale for the claim to Woodburn in Dec. 2004, the claim was not recorded in Woodburn’s name untill Feb. 2006. We owe Woodburn Holdings Ltd. $8,500 for our interest in the mineral rights which it holds for us.

Lloyd Tattersall is a staking agent employed by Glengarry Development Corp. Glengarry is located 1395 Marine Drive, West Vancouver, British Columbia, Canada V7T 2X8. Glengarry Development Corp. is in the business of staking mining claims and assisting with the process of recording mining claims in British Columbia. Mr. Tattersall has been staking claims since 1962. His British Columbia license number is 12657. Mr. Tattersall has also served on the board of directors of Gavex Gold Mines Ltd., El Camino Resources Corp., and Big Valley Resources Corp, all Canadian publicly traded companies.

There are no officers, directors or shareholders of Woodburn Holdings Ltd. other than Mr. Baker. Woodburn is a corporation Mr. Baker uses to conduct a portion of his personal business for the receipt of property in trust such as the mining claims described in this registration statement and for money received for services rendered as a director of Global Green Solutions Inc. and for purchasing and selling securities. He conducts a portion of his personal business in Woodburn Holdings because there is a personal tax advantage to him to do so.

The claim was transferred to Woodburn Holdings Ltd, which is holding the claim for us. The claim was recorded in Woodburn Holdings Ltd.’s name because under British Columbia law, mineral claims may only be held by British Columbia residents, including British Columbia corporations. Since we are an American corporation, we can never possess legal mineral claims on the land. In order to hold title in compliance with the law, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. The costs associated with forming a subsidiary include legal fees, accounting fees and filing fees, and could be up to $12,500. Because the costs associated with forming a wholly owned British Columbia subsidiary corporation would likely be a waste of money at this time, we have elected not to create the subsidiary. We decided to have Woodburn Holdings Ltd. hold title to the claim while we ascertain whether forming a British Columbia subsidiary corporation would be worthwhile.

Title to Mineral Claim and Forming a Subsidiary

Woodburn Holdings Ltd. has not provided us with a signed or executed bill of sale in our favor. Woodburn Holdings Ltd. will issue a bill of sale to a subsidiary corporation we may form if mineralized material is discovered on the property. We are relying on Mr. Baker’s word that Woodburn will transfer the title of the mineral claim to us in the event that we find mineralize material and decide to proceed with our mining activities.

Thus, in the event we find mineralized material and believe the mineralized material can be economically extracted, we intend to form a wholly-owned British Columbia subsidiary corporation. Should Mr. Baker transfer title to another party, and they record the deed before we record our documents, the other party will have superior title and we will have none. As a result, we would have to cease or suspend our operations. Since Woodburn Holdings executed an agreement wherein the property is held in trust for us, we believe if Mr. Baker, as president of Woodburn Holdings Ltd., transfers title to a third party, we would have a cause of action for monetary damages against Mr. Baker and Woodburn Holdings Ltd. By the terms of the agreement, Woodburn Holdings Ltd. holds in trust for International Gold Corp., a 100% undivided interest in the following claim:

	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2009

Woodburn Holdings Ltd. will deliver full title on demand to International Gold Corp. for as long as the claims are in good standing with the Province of British Columbia. We would have a cause of action against Mr. Baker if the transferred the property to a third party. This is because Mr. Baker, as our sole officer and director, has a fiduciary duty to us. We also believe we would have a cause of action against Woodburn Holdings Ltd. for breaching the trust agreement. In that Mr. Baker, through Woodburn Holdings, is a major shareholder of our company, we believe there is no conflict of interest in this area.

Real Property Underlying the Mineral Claim

Our mineral claim is on real property that is unencumbered, that is, there are no other claims, liens, charges or liabilities against the property. There are no competitive conditions where the action of some unaffiliated third party which could affect the property. There are no native land claims that affect title to the property. Further, there is no insurance covering the property. We believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Our Mineral Claim

The following is a list of the claim number, date of recording and expiration date of our claim:

	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2009

Our claim measures 500 meters by 500 meters. Information about the property was provided by Mr. Tattersall.

In order to maintain this claim, Woodburn Holdings Ltd. must pay a fee of approximately $866 each year, until 2009, when the fees will increase to $1,652. The claim is currently in good standing until June 15, 2009. Afterwards, Woodburn Holdings Ltd. can renew the claim indefinitely, either by performing work or making a payment in lieu of work.

Claim maintenance must be performed on or before the expiration date of the claim. There is no grace period if there is a default on the work or on paying in lieu of performing work. The claim will be automatically forfeited. Woodburn Holdings Ltd. will not cause the claim to expire by failing to renew it or by failing to perform work, provided mineralized material is found. In the event that our exploration program fails to find mineralized material, Woodburn will allow the claim expire and we will cease operations. The claim can be allowed to expire by not paying the annual fee and thereby renewing the claim.

There is no equipment or other infrastructure facilities on the property.

                       The property was selected by Mr. Baker, our sole officer and director. No technical information was used to select the property.

Location and Access

The property is located on the south end of Polley Lake approximately 90 kilometers northeast of the city of Williams Lake. Traveling 90 Kilometers northeast on paved road can access it. Numerous local logging and exploration roads give good access to all parts of the property.

Physiography

The property lies between elevations of 700 meters and 1300 meters. The claim is 500 meters long by 500 meters wide, approximately 53 acres. It is flat and accessible on the east side of the Imperial Metals Ltd. Mount Polley Mine Property. Vegetation consists mainly of Pine and Fir.

The property is snow-free from May to November. Providing a six to seven month exploration season. As such, no exploration will take place from approximately December to April.

The property raw undeveloped land covered with vegetation. There is no available electricity. Electricity will have to be provided with gasoline or diesel generators. There is no appearance of any work having been conducted on the property.

Property Geology

The property is covered by pink and gray medium to fine grained diorite, monzonite and syenite, maroon and gray polyllithic volcanic breccias. The major types of rocks found on the property are monzonite syenite (which is gravel, sand, silt and clay).

We did not rely on technical information in selecting the property. Mr. Baker, our president, was responsible for the selection of the property.

Mineralization

No mineralization has been found on the property.

History of Previous Work

No work has been preformed on the property.

Our Proposed Exploration Program

           We are an exploration stage corporation and there is no assurance that a commercially viable mineral deposit exists on any of the property we intend to explore. Further, additional will be required before a final evaluation as to the economic and legal feasibility is determined. We will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis or the results of the program. Even if we complete our current exploration program and its is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling studies and engineering before we know if we have a commercially viable mineral deposit, a reserve.

We have no revenues, have losses since inception, have no operations, and have been issued a going concern opinion by our auditor. We are relying upon the sale of securities in this offering to fund our proposed plan of exploration.

We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or through loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Glengarry Development Corp., a physical examination of the property and one day of prospecting. The cost of staking the claims was included in the $8,500 which Woodburn Holdings Ltd. paid to Glengarry Development Corp. We must explore for and find mineralized material. If we find mineralized material, we will then determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

Our exploration program is designed to economically explore and evaluate the property. We do not know if we will find mineralized material, however, the likelihood is remote.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Baker will determine where drilling will occur on the property in consultation with an exploration consultant, who he will select, provided that we raise the minimum amount of this offering. To date, we have not selected a consultant or entered into any contracts with any consultants. We will not do business with any affiliated consultant. There are numerous exploration consultants in British Columbia that can provide the services we require. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the property, or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to ALS Chemex, analytical chemists, geochemists and registered assayers located in North Vancouver, British Columbia. There is no affiliation or prior relationship between us and our management and ALS Chemex. Further, there is no contract with ALS Chemex at the present time.

We estimate the cost of core sampling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 2,250 linear feet or 8 holes. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 23 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin drilling ninety days after this offering is closed, weather permitting. To date, we have not paid any fees for an exploration consultant.

The breakdown of estimated times and dollars was made by Mr. Baker, our sole officer and director.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything else.

If we do not find mineralized material on the property, Woodburn Holdings Ltd. will allow the claim to expire, and we will cease operations. The claim can be allowed to expire by failing to pay annual fee on the claim.

We cannot provide you with a more detailed discussion of how our exploration program will work or our likelihood of success. This is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event, except to say that it is unlikely.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

We do not have any plan to make our company generate revenue because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

We anticipate starting exploration operation within 90 days of the completion of this offering, weather permitting.

To date, $8,500 has been spent on the property which includes the cost of staking and the transfer of title from Glengarry Development to Woodburn Holdings Ltd. The cost of staking was paid by Woodburn Holding Ltd. Depending upon the amount of money raised in our public offering, we intend to spend as follows:

*           Between $5,000 and $15,000 for consulting services;
*           Between $50,000 and $135,000 on core sampling; and,
*           $10,000 on analysis of our core samples.

The property is without known reserves and the proposed plan is exploratory in nature.

Competitive Factors

The gold mining industry is fragmented. We believe that we are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. We do not compete with other exploration companies since we will be conducting exploration activities on one property and we have no plans to acquire additional properties. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*           locating claims
*           posting claims
*           working claims
*           reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.           Health and Safety
2.           Archaeological Sites
3.           Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the foregoing and will continue to comply with the law in the future. We believe that compliance will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. In any event, we have not allocated any funds for the reclamation of the property.

Subcontractors

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no employees, other than our sole officer and director. Our sole officer and director is part-time employee and will devote about 10% of his time to our operation. Accordingly, we have a total of one part-time employee. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director. Mr. Baker will handle our administrative duties. Because Mr. Baker is inexperienced with exploration, we will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Other Mining Claims held by Woodburn Holdings Ltd.

Woodburn Holdings Ltd. currently holds no other mineral properties.

ITEM 1A.                                RISK FACTORS.

Please consider the following risk factors.

                     1. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such, we may have to cease operations and you could lose your investment.
                     2. Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability, the property does not contain any reserves. As such, any funds spent on exploration will probably be lost, which will result in a loss of your investment.

                      3. We may not have access to funds to begin our operations by April 11, 2009 in order to reach the minimum amount of our public offering. As a result, we may not begin our operations.

We are offering up to a total of 2,000,000 shares of common stock on a self-underwritten basis, 1,000,000 shares minimum, 2,000,000 shares maximum. The offering price is $0.10 per share. In the event that 1,000,000 shares are not sold by April 11, 2009, all money received by us will be promptly returned to the subscriber without interest or deduction of any kind. If at least 1,000,000 shares are sold by April 11, 2009, all money received by us will be retained by us and there will be no refund. As a result, if we raise the minimum amount of our public offering, we may not begin operations until April 11, 2009. If we do not raise the minimum amount in our public offering, the subscriptions received will be returned and we may not begin our operations.

                      4. Our management lacks technical training and experience in mining operations and consequently our operations, earnings and ultimate financial success could be irreparably harmed.

Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices many not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in the industry.

5. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in December 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $91,101. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting, rent and office. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*           our ability to locate a profitable mineral property
*           our ability to generate revenues
*           our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

6. Because a mining engineer or geologist has not examined the property and we do not have a mining report covering our property, the likelihood that our property contains mineralized material is purely subject to chance. If we do not find mineralized material, you will lose your investment.

A mining engineer or geologist has not examined the property. Further, we do not have a mining report covering the property. Therefore, the likelihood that the property contains mineralized material is purely subject to change. If we do not find mineralized material on the property, you will lose your investment.

7. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property.

          8. Because we are small and do not have any ore reserves or much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have any ore reserves or much capital, we must limit our exploration activity. We may not be able to complete an exploration program that is as thorough as we would like. An existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

9. We may not have access to all of the supplies and materials we need to begin exploration. This could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment, such as bulldozers and excavators, that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after our public offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

10. Because Robert Baker has other outside business activities and will only be devoting 10% of his time, approximately four hours per week, to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Robert Baker, our sole officer and director, has other outside business activities and will only be devoting 10% of his time, approximately four hours per week, to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Baker. As a result, exploration of the property may be periodically interrupted or suspended.

11. Title to the mineral rights is held by another entity, Woodburn Holdings Ltd. If it transfers the rights to someone other than us, we will cease operations.

Title to the mineral rights on the property we intend to explore is not held in our name. We have no ownership rights in the property or in the mineral claim. Title to the mineral rights is recorded in the name of Woodburn Holdings Ltd., a British Columbia corporation owned and controlled by our sole officer and director Mr. Baker. If Woodburn Holdings Ltd. transfers title to a third party, the third party will obtain good title to the rights, and we will have nothing. We will not have any mineral rights and we will have to cease operations. Since Woodburn holdings executed an agreement wherein the property is held in trust for us, we believe if Mr. Baker, as president of Woodburn Holdings Ltd., transfers title to a third party, we would have a cause of action for monetary damages against Mr. Baker and Woodburn Holdings Ltd. By the terms of the agreement, Woodburn Holdings Ltd. holds in trust for International Gold Corp., a 100% undivided interest in the following claim:
	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2009

Woodburn Holdings Ltd. will deliver full title on demand to International Gold Corp. for as long as the claims are in good standing with the Province of British Columbia. We would have a cause of action against Mr. Baker if the transferred the property to a third party. This is because Mr. Baker, as our sole officer and director, has a fiduciary duty to us. We also believe we would have a cause of action against Woodburn Holdings Ltd. for breaching the trust agreement. A determination whether or not we will have a cause of action for monetary damages against Mr. Baker in the event Mr. Baker transfers title to a third party. Such determination will be made by our attorney. There is no assurance however that we would prevail in the event such action is taken by Mr. Baker. Woodburn Holdings Ltd. is holding title to the mineral rights because under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. This rule applies to corporations. Title must be held by a British Columbia corporation. In order hold title to the mineral claim, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe the associated legal and accounting costs would be a waste of money at this time. Accordingly, we have elected not to create the subsidiary at this time, but may do so if mineralized material is discovered on the property.

12. If Mr. Baker, our president and director, should resign or die, we will not have a chief executive officer which could result in our suspending operations. If that should occur, you could lose your investment.

Mr. Baker is our sole officer and a director. We are extremely dependent upon him to conduct our operations. Although he has no technical training in exploring for minerals and operating a mining company, he has experience in raising money for start-up corporations and will be responsible for overseeing our operations. If he should resign or die, we will not have a chief executive officer. Our operations would be suspended until we find another person to act as our chief executive officer. This could result in your losing your entire investment.

           13. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 1B.                                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES.

We currently do not own any property. We have the right to conduct exploration activities on one mineral claim.  The following is a list of tenure numbers, claim, and expiration date of our claims:

	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2009

In order to maintain this claim, Woodburn Holdings Ltd. must pay a fee of approximately $866 each year, until 2009, when the fees will increase to $1,652. The claim is currently in good standing until June 15, 2009. Afterwards, Woodburn Holdings Ltd. can renew the claim indefinitely, either by performing work or making a payment in lieu of work.

Claim maintenance must be performed on or before the expiration date of the claim. There is no grace period if there is a default on the work or on paying in lieu of performing work. The claim will be automatically forfeited. Woodburn Holdings Ltd. will not cause the claim to expire by failing to renew it or by failing to perform work, provided mineralized material is found. In the event that our exploration program fails to find mineralized material, Woodburn will allow the claim expire and we will cease operations. The claim can be allowed to expire by not paying the annual fee and thereby renewing the claim.

There is no equipment or other infrastructure facilities on the property.

           The property was selected by Mr. Baker, our sole officer and director. No technical information was used to select the property.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.                      MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

           There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

In December 2004, we issued a total of 2,500,000 shares of restricted common stock to Dimac Capital Corporation, a corporation owned and controlled by Kathrine MacDonald, our former president, in consideration of $25. Dimac Capital sold its shares to West Peak Ventures of Canada Limited, in consideration of $25, on May 31, 2007. In December 2004, we also issued 2,500,000 shares of restricted common stock to Woodburn Holdings, Ltd., a corporation owned and controlled by Robert M. Baker, our president, in consideration of $25.

We are in the process of offering our shares pursuant to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 4, 2005, file number 333-123134. The Securities and Exchange Commission declared our Form S-1 Registration Statement effective on July 15, 2008, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. We have not completed our public offering to date. There is no underwriter involved in our public offering, we are relying on our sole officer and director for sales of our public offering. We must complete our public offering by April 11, 2009.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of our public offering

On July 15, 2009, the Securities and Exchange Commission declared the Form S-1 Registration Statement effective, file number 333-123134, permitting us to offer 1,000,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have not completed our initial public offering.

ITEM 6.                      SELECTED FINANCIAL DATA.

           We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS.

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

Plan of Operation

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

To meet our need for cash, we are attempting to raise money from our public offering. We believe we will be able to stay in business for one year if we raise at least $100,000. The funds raised in our public offering will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will similarly have to find alternative sources, like a second public offering, a private placement of securities, or loans from our sole officer or others.

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

The following are our milestones:

1.
0-30 days after completion of our public offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days. Our management will select the consultant. We will not do business with any affiliated consultant. We will rely on the consultant to conduct all phases of the exploration process, subject to review by our management.

2.
30-120 days after completion of our public offering. - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.
120-150 days after completion of our public offering. Have independent a third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

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

Results of Operations

From Inception on December 9, 2004 to December 31, 2008

We have the right to explore one property. Woodburn Holdings, Ltd. paid the cost of staking in the amount of $8,500. We will begin our exploration plan upon completion of our public offering.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses. Net cash advances provided by shareholders since inception, on December 9, 2004 to December 31, 2008 was $73,106. The loans are not evidenced by any written instruments. The loans are without interest, unsecured and with no specific terms of repayment.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

As of December 31, 2008, our total assets were $8,751 and our total liabilities were $93,501.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

Financial Statements

As at December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
International Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of International Gold Corp. (an exploration stage company) as of December 31, 2008 and 2007, and the related statements of operations, comprehensive loss and cash flows for each of the two years in the period ended December 31, 2008, and for the cumulative period from December 9, 2004 (date of inception) to December 31, 2008, and stockholders’ deficiency for the cumulative period from December 9, 2004 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, and for the cumulative period from December 9, 2004 (date of inception) to December 31, 2008, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfil its development activities and upon future profitable operations from the development of any mineral properties that it may acquire.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                           “Morgan & Company”

March 30, 2009 Chartered Accountants

INTERNATIONAL GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

DECEMBER 31
2008	2007

ASSETS

Current
Cash	$126	$5,365
Amounts receivable	125	633
	251	5,998

Mineral Claim Interest (Note 4)	8,500	8,500
	$8,751	$14,498

LIABILITIES

Current
Accounts payable and accrued liabilities	$20,395	$8,086
Advances from related parties (Note 7)	73,106	37,941
	93,501	46,027

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
5,000,000 common shares as at December 31, 2008 and 2007	50	50

Additional paid-in capital	3,000	3,000

Deficit Accumulated During The Exploration Stage	(91,101)	(34,579)
Accumulated Other Comprehensive Income	3,301	-
	(84,750)	(31,529)

	$8,751	$14,498
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
			INCEPTION
			DECEMBER 9
	YEAR ENDED		2004 TO
	DECEMBER 31		DECEMBER 31
	2008	2007	2008

Revenue	$-	$-	$-
Expenses
Interest and bank charges	827	40	1,436
Professional fees	35,171	9,635	63,963
Transfer and filing fees	3,992	234	5,000
Rent	15,625	-	15,625
Office and sundry	907	1,026	5,077
	56,522	10,935	91,101

Net Loss For The Period	$(56,522)	$(10,935)	$(91,101)

Basic And Diluted Net Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	5,000,000	5,000,000

STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			CUMULATIVE FROM
			INCEPTION
			DECEMBER 9
	YEAR ENDED		2004 TO
	DECEMBER 31		DECEMBER 31
	2008	2007	2008

Net Loss For The Period	$(56,522)	$(10,935)	$(91,101)

Other Comprehensive Loss
Unrealized foreign currency translation adjustment	3,301	-	3,301

Total Comprehensive Loss For The Period	$(53,221)	$(10,935)	$(87,800)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

		CUMULATIVE
		FROM
		INCEPTION
		DECEMBER 9
YEAR ENDED		2004 TO
DECEMBER 31		DECEMBER 31
2008	2007	2008

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(56,522)	$(10,935)	$(91,101)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash service from director	-	-	3,000
Net changes in non-cash operating working capital items:
Amounts receivable	508	(633)	(125)
Accounts payable and accrued liabilities	12,309	(12,025)	20,395
	(43,705)	(23,593)	(67,831)

Financing Activities
Issue of common stock	-	-	50
Advances from related parties	35,165	28,958	73,106
	35,165	28,958	73,156

Investing Activity
Acquisition of mineral claim interest	-	-	(8,500)

Foreign Exchange Effect On Cash	3,301	-	3,301

Net (Decrease) Increase In Cash	(5,239)	5,365	126

Cash, Beginning Of Period	5,365	-	-

Cash, End Of Period	$126	$5,365	$126

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO DECEMBER 31, 2008
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	DURING THE	OTHER
	COMMON	PAR	PAID-IN	EXPLORATION	COMPREHENSIVE
	SHARES	VALUE	CAPITAL	STAGE	INCOME	TOTAL

Beginning balance	-	$-	$-	$-	$-	$-

Shares issued for cash on December 10, 2004 at $0.00001	5,000,000	50	-	-	-	50
Net loss for the period	-	-	-	(10,013)	-	(10,013)

Balance, December 31, 2004	5,000,000	50	-	(10,013)	-	(9,963)

Non-cash service from directors	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	(7,604)	-	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	(17,617)	-	(14,567)

Net loss for the year	-	-	-	(6,027)	-	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	(23,644)	-	(20,594)

Net loss for the year	-	-	-	(10,935)	-	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	(34,579)	-	(31,529)

Net loss for the year	-	-	-	(56,522)	3,301	(53,221)

Balance, December 31, 2008	5,000,000	$50	$3,000	$(91,101)	$3,301	$(84,750)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

1.      NATURE OF OPERATIONS AND GOING CONCERN

Organization

International Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  The Company was formed for the purpose of acquiring exploration and development stage natural resource properties.  The Company has not commenced business operations.  The Company is considered an exploration stage company in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a loss of $87,800 for the period from December 9, 2004 (inception) to December 31, 2008, has negative cash flows, has a stockholders’ deficiency and has not generated any revenue.  The future of the Company is dependent upon its ability to obtain adequate financing and upon future profitable operations from the development of its mineral claims.  These factors raise substantial doubt about its ability to continue as a going concern. Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.  All dollar amounts are in U.S. dollars unless otherwise noted.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)      Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

b)	Exploration Stage Company

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of SFAS No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” and Securities and Exchange Commission (“SEC”) Act Guide 7, as it devotes substantially all of its efforts to acquiring and exploring mineral properties.  Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Mineral Property Exploration Costs (Continued)

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

Cash consists of cash on deposit with high quality major financial institutions, and to date, the Company has not experienced losses on any of its balances.  The carrying amounts approximated fair market value due to the liquidity of these deposits.  For purposes of the  balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.  At December 31, 2008, the Company had cash and cash equivalents of $126.

f)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Foreign Currency Translation (Continued)

Translation adjustments resulting from this process are recorded in Stockholders’ Equity (Deficiency) as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

g)   Deferred Offering Costs

           The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur, they will be expensed.

h)	Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial statements held by the Company.  SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying values of the Company’s financial instruments, including cash, amounts receivable, and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Income Taxes

Income taxes are recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

j)	Segmented Information

The Company follows FAS No. 131 disclosures about segments of an enterprise and related information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas and major customers.

The Company conducts substantially all of its operations in Canada in one business segment.

k)	Use of Estimates and Assumptions

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

l)      Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)	Asset Retirement Obligations

The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, no significant asset retirement obligation exists due to the early stage of exploration.  Accordingly, no liability has been recorded.

n)	Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

o)	Basic and Diluted Net Loss Per Share

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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Revenue Recognition

Revenue is recognized upon delivery when title and risk of ownership of metals or metals bearing concentrate passes to the buyer and when collection is reasonably assured.  The passing of title to the customer is based on the terms of the sales contract.  Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets.

q)	Comprehensive Loss

SFAS No. 130 – “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at December 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

r)	Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian government regulations governing land use, health, safety and environmental matters.  The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

s)	Stock-Based Compensation

The Company follows SFAS No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123®”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

In January 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123®.  SFAS No. 123 ® eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 – Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123®, consistent with that used for pro-forma disclosures under SFAS No. 123 – Accounting for Stock-Based Compensation.

To December 31, 2008, the Company has not granted any stock options.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)
 In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The Company will adopt SFAS 161 in December, 2009.  Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

b)
 In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

c)
 In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company is in the process of evaluating the impact FSP 14-1 will have on the Company’s financial position and results of operations upon adoption.

4.	MINERAL CLAIM INTEREST

The Company has the right to conduct exploration activity on one mineral claim (“the Claim”), the legal title to which is held by Woodburn Holdings Ltd. (“Woodburn”), a British Columbia corporation owned and controlled by Robert Baker, who is the sole director and officer of the Company.

The Claim is located on the south end of Polley Lake, approximately 90 kilometers northeast of the city of Williams Lake in the Cariboo Mining Division, British Columbia, Canada.  The claim is approximately 500 meters long and 500 meters wide.

To maintain the Claim, Woodburn must pay a fee of approximately $866 each year until 2009, and $1,652 each year thereafter.  The claim is currently in good standing until June 15, 2009.

5.	CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

5.	CAPITAL STOCK (Continued)

By prospectus dated June 9, 2008, effective July 15, 2008, the Company offered up to a total of 2,000,000 shares of common stock 1,000,000 shares, minimum, 2,000,000 shares maximum, in a non-brokered direct public offering,. The offering price was $0.10 per share. The offering will expire April 11, 2009. In the event that 1,000,000 shares are not sold by the expiry date, all money received by the Company would be returned to investors without interest or deduction of any kind. Before this offering, there has been no public market for the common stock. As at December 31, 2008, no subscription funds had been received.

6.	INCOME TAXES

A reconciliation of income tax benefit to the amount computed at the statutory rate of 35% (2007 – 35%) is as follows:

	2008	2007

Expected income tax provision	$(19,800)	$(3,800)
Increase in valuation allowance	19,800	3,800

	$-	$-

Significant components of deferred income tax assets are as follows:

	2008	2007

Deferred income tax assets	$31,800	$12,000
Valuation allowance	(31,800)	(12,000)

	$-	$-

The Company has approximately $81,100 in net operating losses carry forward which will expire by 2027 if not utilized. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Current U.S. tax law may limit the future use of net operating losses carried forward.

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

The amounts due are to various shareholders and/or corporations associated with them, are unsecured and interest free with no specific terms of repayment.

During the year ended December 31, 2008, the Company was charged $15,625 (2007 - $Nil) in rent by a private company with a director in common.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.  The officer and directors provide management services to the Company without any compensation.

9.	SUBSEQUENT EVENT

On March 10, 2008, the Company received an advance from a related party of $3,900 (CDN$5,000).  This advance and other amounts owing previously by the Company to this related party aggregated $44,130, and became secured by a promissory note dated March 10, 2009.  This promissory note bears interest at 8% per annum, simple interest, and is due and payable with accumulated interest on March 10, 2010.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2008, included in this report have been audited by Morgan & Co, CA, as set forth in this annual report.

ITEM 9A.                                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during the audit.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of the inherent limitations due to, for example, the potential for human error or circumvention of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008. Material weakness identified included:

*           Lack of segregation of duties

*	Presence of adjusting journal entries identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2008.

Owing to the current size of the Company and resources available the Company it does not intend to make any changes to its internal controls.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that have affected or are reasonably likely to materially affect those controls subsequent to the date of their last evaluation.

ITEM 9B.                                OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

 Officers and Directors

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Robert M. Baker 789 West Pender Street, Suite 1010 Vancouver, British Columbia Canada V6C 1H2	55	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors.

The person named above has held his position as secretary since inception and since December 9, 2004, all other offices/positions of our company and is expected to hold his office/position until the next annual meeting of our stockholders.

Background of Our Sole Officer and Director

Since December 9, 2004, Robert Baker has been our secretary and a member of our board of directors, and since May 31, 2007, Mr. Baker has been our president, principal executive officer, treasurer, principal financial officer, and principal accounting officer.  Since March 1, 2006, Robert M. Baker has been the secretary and a member of the board of directors of Snowdon Resources Corporation, a Nevada corporation, engaged in the business of uranium mining exploration.  From June 2003 to January 2006, Mr. Baker was the president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and a director of Global Green Solutions Inc., a Nevada corporation, engaged in the business of development and acquisition of ecotechnologies.  On January 5, 2006, Mr. Baker resigned as president, principal executive officer, principal financial officer and treasurer.  He continues to hold the positions of secretary and a member of the board of directors.

        Global Green Solutions was previously High Grade Mining Corp.  High Grade Mining Corp. was incorporated on June 10, 2003 in the State of Nevada. On November 18, 2003, High Grade Mining Corp. acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada.  High Grade Mining Corp. did not establish the commercial feasibility of the mineral claim and since 2005 has been increasing its operations in the Green Energy market sector with a portfolio of eco-technology solutions and services including solutions for greenhouse gas emissions reduction, renewable energy utilizing wood, agricultural waste biomass and algae biomass, and carbon credit generation. By way of shareholder approval, effective March 31, 2006, High Grade Mining Corp. changed its name to Global Green Solutions Inc. to reflect the company’s change of business focus from the acquisition and exploration of mining claims to the development and implementation of renewable energy and greenhouse gas reduction technology. On May 29, 2006, by way of a Director’s resolution, the company formally terminated its mineral exploration activities to devote full efforts to its expanded business operations. During 2006, Global Green Solutions commenced the development and acquisition of these technologies specifically in the areas of natural gas pipeline emissions reduction, biodiesel feedstock and biomass combustion.

From May 2005 to May 2007, Mr. Baker was the secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration.  From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H.  From October 2004 to June 2007, Mr. Baker was the secretary and a director of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H.  From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H.  From January 2004 to March 2006, Mr. Baker was the president, principal executive officer, treasurer and principal financial officer of Sterling Gold Corporation , a Nevada corporation, engaged in the business of mining exploration.  From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc.  From November 1998 to June 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

        Mr. Baker will devote 10% of his time, approximately four hours per week, to our operation. Mr. Baker intends to continue his association with us after this offering is completed.  He will continue to  devote approximately 10% of his time or four hours each per week to our operations.  Mr. Baker devotes his remaining time to Global Green Solutions Inc. and Snowdon Resources Corporation.  Mr. Baker is inexperienced with exploring for, starting, and operating an exploration program.  Further, Mr. Baker has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry.  His decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use.  Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to his lack of experience in this industry.

Director Independence

Mr. Baker, our sole officer and director, is not independent. We have no nominating or compensation committees.

Conflicts of Interest

At the present time, we do not foresee a direct conflict of interest.  Mr. Baker is a majority shareholder, through Woodburn Holdings, and an officer and director.  He has a fiduciary duty to us, and we believe his interests are aligned with ours.  We do not intend to acquire any additional properties.  The only conflict that we foresee is Mr. Baker’s devotion of time to projects that do not involve us.  In the event that Mr. Baker ceases devoting time to our operations, he has agreed to resign as our sole officer and director.

In the event Mr. Baker resigns as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Audit Committee

The committee's role is to act on behalf of the board of directors and oversee all material aspects of the company's reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the board. The audit committee's role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on company processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

In addition, the committee  responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the audit committee.

The role also includes coordination with other board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.
The committee shall consist of the entire board directors.  The committee shall have access to its own counsel and other advisors at the committee's sole discretion.

Code of Ethics

The Company has adopted a code of ethics which is designed to cover the Company’s eight corporate values (Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Very Open Communications and Enjoying Our Work) and to provide a framework for all employees, officers and directors in conducting ourselves in their jobs or roles. These policies are not intended to substitute for the corporate values, but serve as guidelines in helping employees conduct the Company's business in accordance with our corporate values. Compliance requires meeting the spirit, as well as the literal meaning, of the law, the policies and the Values.  In particular these polices cover the following:

1.           Relations with Competitors and Other Third Parties
2.           Insider Trading, Securities Compliance and Public Statements
3.           Financial Reporting
4.           Human Resources
5.           Environmental, Health and Safety
6.           Conflicts of Interest
7.           International Trade
8.           Government Relations
9.           Contractors, Consultants, and Temporary Workers

It is expected that employees, officers and directors will use common sense, good judgment, high ethical standards and integrity in all of their business dealings. Compliance with the law and high ethical standards in the conduct of Company business should be a top priority for each employee, officer and director.  Violations of the law or the Company's policies will subject employees to disciplinary action, up to and including termination of employment.

ITEM 11.                                EXECUTIVE COMPENSATION.

           The following table sets forth the compensation paid by us during the last three fiscal years for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert M. Baker	2008	0	0	0	0	0	0	0	0
President, Secretary	2007	0	0	0	0	0	0	0	0
and Treasurer	2006	0	0	0	0	0	0	0	0

Kathrine MacDonald	2008	0	0	0	0	0	0	0	0
(resigned) [1]	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

[1]	Ms. MacDonald resigned as an officer and director on July 20, 2007. She resigned to pursue other business activities.

We have not paid any salaries in 2008, and we do not anticipate paying any salaries at any time in 2009. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth all compensation paid to our directors during the calendar year December 31, 2008. We have not paid any compensation to our directors in 2009 and do not anticipate paying any compensation to our directors in 2009.

Director Compensation
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Robert M. Baker	0	0	0	0	0	0	0

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into an employment contract with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

To date, we have not entered into any employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares of common stock beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Robert Baker [1][2]	2,500,000	50.00%
789 West Pender Street, Suite 1010
Vancouver, British Columbia, Canada V6C 1H2 [3]

All Officers and Directors as a Group (1 person)	2,500,000	50.00%

West Peak Ventures of Canada [4]	2,500,000	50.00%
789 West Pender Street, Suite 1010
Vancouver, British Columbia, Canada V6C 1H2

[1]
The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.  Mr. Baker, our sole officer and director, is the only “promoter” of our company.

[2]	Mr. Baker holds title to his common stock in the name of Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls.

[3]	Our business office is located at 789 West Pender Street, Suite 1010, Vancouver, British Columbia, Canada V6C 1H2. Our telephone number is (604) 606-7979.

[4]	Timothy Brock exercises share voting and/or dispositive powers with respect to West Peak Ventures of Canada.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In December 2004, we issued a total of 2,500,000 shares of restricted common stock to Dimac Capital Corporation, a corporation owned and controlled by Kathrine MacDonald, our former president, in consideration of $25.  Dimac Capital sold its shares to West Peak Ventures of Canada Limited, in consideration of $25, on May 31, 2007.  In December 2004, we also issued 2,500,000 shares of restricted common stock to Woodburn Holdings, Ltd., a corporation owned and controlled by Robert M. Baker, our president, in consideration of $25.  This was accounted for as a purchase of common stock.

Mr. Baker, our sole officer and director, is the only person considered to be a “promoter” of our company under Item 404(d) of Regulation S-B.

Record title to the mineral claim is held in the name of Woodburn Holdings Ltd., a corporation owned and controlled by Robert M. Baker, our sole officer and director.  Mr. Baker is not and will not charge us a fee for holding title to the property.  In the event mineralized material is discovered on the property, Woodburn Holdings Ltd. will transfer title to the mineral claim to us.

 Our business office is located at  789 West Pender Street, Suite 1010, Vancouver, British Columbia, Canada V6C 1H2. Our telephone number is (604) 606-7979.   We use space on a rent-free, no charge basis.  This is the office of Sweetwater Capital Corporation, personally.

ITEM 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$11,506	Morgan & Co., Chartered Accountants
2007	$10,056	Morgan & Co., Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Morgan & Co., Chartered Accountants
2007	$0	Morgan & Co., Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Morgan & Co., Chartered Accountants
2007	$0	Morgan & Co., Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$1,717	Morgan & Co., Chartered Accountants
2007	$0	Morgan & Co., Chartered Accountants

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
14.1	Code of Ethics.				x
10.3	Trust Agreement.	SB-2	12/19/07	10.3
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee				x
99.3	Disclosure Committee				x