Form 10-Q
period 2009-05-19
International Gold Corp.
filed 2009-05-19
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES [    ] NO [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of May 12, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

MARCH 31	DECEMBER 31
2009	2008

ASSETS

Current
Cash	$5,082	$126
Amounts receivable	500	125
	5,582	251

Mineral Claim Interest (Note 3)	8,500	8,500
	$14,082	$8,751

LIABILITIES

Current
Accounts payable and accrued liabilities	$16,949	$20,395
Amounts due to related parties (Note 5)	84,808	73,106
	101,757	93,501

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 4)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued and Outstanding:
5,000,000 common shares issued as at March 31, 2009 and December 31, 2008	50	50

Additional Paid-In Capital	3,000	3,000
Share Subscription Received in Advance	5,000	-
Deficit Accumulated During The Exploration Stage	(100,520)	(91,101)
Accumulated Other Comprehensive Income	4,795	3,301
	(87,675)	(84,750)

	$14,082	$8,751

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 9
	THREE MONTHS ENDED		2004 TO
	MARCH 31		MARCH 31
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Interest and bank charges	708	-	2,144
Office and sundry	-	-	5,077
Professional fees	1,211	-	65,174
Rent	7,500	-	23,125
Transfer and filing fees	-	-	5,000
	9,419	-	100,520
Net Loss For The Period	$(9,419)	$-	$(100,520)
Basic And Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	5,000,000	5,000,000

STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			CUMULATIVE FROM
			INCEPTION
			DECEMBER 9
	3 MONTHS ENDED		2004 TO
	MARCH 31		MARCH 31
	2009	2008	2009

Net Loss For The Period	$(9,419)	$-	$(100,520)

Other Comprehensive Income
Unrealized foreign currency translation adjustment	1,494	-	4,795

Total Comprehensive Loss For The Period	$(7,925)	$-	$(95,725)

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO MARCH 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL	SHARE SUBSCRIPTION RECEIVED	ACCUMULATED DURING THE EXPLORATION STAGE	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Beginning balance,
December 9, 2004		$-	$-	$-	$-	$-	$-

Shares issued for cash on December 10, 2004 at $0.00001	5,000,000	50	-	-	-	-	50
Net loss for the period					(10,013)		(10,013)

Balance, December 31, 2004	5,000,000	50	-	-	(10,013)	-	(9,963)

Non-cash service from directors	-	-	3,000	-	-	-	3,000
Net loss for the year	-	-	-	-	(7,604)	-	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	-	(17,617)	-	(14,567)

Net loss for the year	-	-	-	-	(6,027)	-	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	-	(23,644)	-	(20,594)

Net loss for the year	-	-	-	-	(10,935)	-	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	-	(34,579)	-	(31,529)

Net loss for the year	-	-	-	-	(56,522)	3,301	(53,221)

Balance, December 31, 2008	5,000,000	50	3,000	-	(91,101)	3,301	(84,750)

Share subscription received	-	-	-	5,000	-	-	5,000
Net loss for the period	-	-	-	-	(9,419)	1,494	(7,925)

Balance, March 31, 2009	5,000,000	$ 50	$ 3,000	$ 5,000	$ (100,520)	$ 4,795	$(87,675)

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 9
	THREE MONTHS ENDED		2004 TO
	MARCH 31		MARCH 31
	2009	2008	2009
Cash Provided By (Used In):
Operating Activities
Net loss for the period	$(9,419)	$(1,795)	$(100,520)

Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash services from director	-	-	3,000

Net changes in non-cash operating working capital items:
Amounts receivable	(375)	(51)	(500)
Accounts payable and accrued liabilities	(3,446)	1,463	16,949
	(13,240)	(383)	(81,071)
Financing Activities
Amounts due to related parties	11,702	(5)	84,808
Issue of common stock	-	-	50
Share subscription received	5,000	-	5,000
	16,702	-	89,858
Investing Activity
Acquisition of mineral claim parties	-	-	(8,500)

Foreign exchange on cash	1,494	-	4,795

Net Increase (Decrease) in Cash	4,956	(388)	5,082

Cash, Beginning of Period	126	5,365	-

Cash, End of Period	$5,082	$4,977	$5,082

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.      BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2008, has been omitted.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $100,520 for the period from December 9, 2004 (inception) to March 31, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
 (Unaudited)
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

h)	Use of Estimates and Assumptions

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

i)	Basic and Diluted Net Loss Per Share

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

j)	Revenue Recognition

Revenue is recognized upon delivery when title and risk of ownership of metals or metals bearing concentrate passes to the buyer and when collection is reasonably assured.  The passing of title to the customer is based on the terms of the sales contract.  Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets

k)	Comprehensive Loss

SFAS No. 130 – “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at March 31, 2009, the Company has other cumulative comprehensive income of $4,795.

l)	Stock-Based Compensation

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

       In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R).  SFAS No. 123 (R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting.
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

To March 31, 2009, the Company has not granted any stock options.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
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

4.	CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

Subsequent to March 31, 2009 the Company issued 1,000,000 shares of its common stock for cash proceeds of $100,000.

As at March 31, 2009, the Company has no stock options, warrants or other dilutive securities.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

Amounts due to various shareholders and/ or corporations associated with them are unsecured and interest free with no specific terms of repayment, except noted as below.

On March 10, 2008 the Company received an advance from a related party of $3,900 (CND $5,000). This advance and other amounts owing previously by the Company to this related party aggregated $44,130, and became covered by a promissory note dated March 10, 2009. This promissory note bears interest at 8% per annum, simple interest and is due and payable with accumulated interest on March 10, 2010.

During the three months ended March 31, 2009, the Company was charged $7,500 (2008 -$nil) in rent by a private company with a director in common.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property. We must raise cash to implement our project and stay in business.  Our success or failure will be determined, at least in part, by what we find under the ground.  The more money we raise, the more core samples we can take.  The more core samples we take, the more thorough our exploration will be.  Since we do not know what we will find under the ground, we cannot tell you if we will be successful.

To meet our need for cash, the Company completed a public offering on April 9, 2009 of 1 million shares for a total of $100,000 USD. We believe we will be able to stay in business for one year. The funds raised in this offering will be applied to the items noted below.  If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. We may need to raise additional funding to complete our exploration of the property, which include a second public offering, a private placement of securities, or loans from our sole officer or others.

Mr. Baker has experience with filing reports required by federal securities law.  Mr. Baker will advance funds to pay the costs of filing reports with the SEC in the event the Company does not have the funds to do so.  Mr. Baker’s commitment to paying such costs is oral and not in writing.   At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We will be conducting research in the form of exploration on our property claim number 516362 located on the south end of Polly Lake which is 90 kilometers northeast of Williams lake BC. The claim is approximately 500 meters long by 500 meters wide.  We do not plan to buy or sell any plant or significant equipment during the next twelve months.  We do not plan to buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

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

The following are our milestones:

1.
0-60 days after completion of the public offering, retain our consultant to manage the exploration of the property. - Cost $15,000.  Time of retention 0-90 days.  Our management will select the consultant.  We will not do business with any affiliated consultant. We will rely on the consultant to conduct all phases of the exploration process, subject to review by our management.

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

--

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

To become profitable and competitive, we plan to conduct research and exploration of our properties before we start production of any minerals we may find.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on December 9, 2004 to March 31, 2009

We have the right to explore one property.  Woodburn Holdings, Ltd. paid the cost of staking in the amount of $8,500.  We will begin our exploration plan upon completion of our public offering.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses.  Net cash advances provided by shareholders and their affiliated companies as at March 31, 2009 were $84,808. Of this total $44,130 is covered bay a promissory note which bears interest at 8% per annum and is due March 10, 2010. The balance is unsecured, interest free with no specific term of repayment.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section 4(2) of the Securities Act of 1933.  This was accounted for as a purchase of shares of common stock.

As of March 31, 2009, our total assets were $14,082 and our total liabilities were $101,757.

During April 2009 we issued 1 million shares of Common stock in the Company pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $100,000 in the offering.

The Company currently has approximately $62,500 of cash on hand.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:   Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control:   We have also evaluated our internal control for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

       We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	REGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 18, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective (File number 333-123134) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. The Company completed this Public offering under the terms described in our Form S-1 Registration Statement and sold 1,000,000 shares of common stock in April 2009 for gross proceeds of $100,000, no underwriter was used in connection with the sale of this common stock.

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

--

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2009

INTERNATIONAL GOLD CORP.

BY: “Robert M. Baker”
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

--

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

--

Exhibit 31.1

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Robert M. Baker, certify that:

1.	I have reviewed this Form 10-Q for the period ended March 31, 2009 of International Gold Corp.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state

	a	material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.
I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial  reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial  information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2009

“ROBERT M. BAKER”
Robert M. Baker
Principal Executive Officer and Principal Financial
Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of International Gold Corp. (the "Company") on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Robert M. Baker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of May, 2009

“ROBERT M. BAKER”
Robert M. Baker
Chief Executive Officer and Chief Financial Officer