Form 10-Q
period 2009-08-19
International Gold Corp.
filed 2009-08-19
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of August 18, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

JUNE 30	DECEMBER 31
2009	2008

ASSETS

Current
Cash	$60,136	$126
Amounts receivable	934	125
	61,070	251

Mineral Claim Interest (Note 3)	8,500	8,500
	$69,570	$8,751

LIABILITIES

Current
Accounts payable and accrued liabilities	$456	$20,395
Amounts due to related parties (Note 5)	88,596	73,106
	89,052	93,501

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 4)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued and Outstanding:
6,000,000 common shares issued as at June 30, 2009 (2008 – 5,000,000)	51	50

Additional Paid-In Capital	102,999	3,000
Deficit Accumulated During The Exploration Stage	(126,379)	(91,101)
Accumulated Other Comprehensive Income	3,847	3,301
	(19,482)	(84,750)

	$69,570	$8,751

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					DECEMBER 9
	THREE MONTHS ENDED		SIX MONTHS ENDED		2004 TO
	JUNE 30		JUNE 30		JUNE 30
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Interest and bank charges	105	110	813	475	2,249
Licenses and permits	1,886	-	1,886	-	1,886
Office and sundry	285	439	285	405	5,362
Professional fees	12,987	10,379	14,198	11,843	78,161
Rent	7,500	-	15,000	-	30,625
Transfer and filing fees	3,096	-	3,096	-	8,096
	25,859	10,928	35,278	12,723	126,379
Net Loss For The Period	$(25,859)	$(10,928)	$(35,278)	$(12,723)	$(126,379)
Basic And Diluted Net Loss Per Share	$0.00	$0.00	$0.01	$0.00

Weighted Average Number Of Shares Outstanding	5,901,099	5,000,000	5,453,039	5,000,000

STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
	THREE MONTHS		SIX MONTHS		DECEMBER 9
	ENDED		ENDED		2004 TO
	JUNE 30		JUNE 30		JUNE 30
	2009	2008	2009	2008	2009

Net Loss For The Period	$(25,859)	$-	$(35,278)	$-	$(126,379)

Other Comprehensive Income (Loss)
Unrealized foreign currency translation adjustment	(948)	-	546	-	3,847

Total Comprehensive Loss For The Period	$(26,807)	$-	$(34,732)	$-	$(122,532)

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO JUNE 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL	SHARE SUBSCRIPTION RECEIVED	ACCUMULATED DURING THE EXPLORATION STAGE	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Beginning balance,
December 9, 2004		$-	$-	$-	$-	$-	$-

Shares issued for cash on December 10, 2004 at $0.00001	5,000,000	50	-	-	-	-	50
Net loss for the period					(10,013)		(10,013)

Balance, December 31, 2004	5,000,000	50	-	-	(10,013)	-	(9,963)

Non-cash service from directors	-	-	3,000	-	-	-	3,000
Net loss for the year	-	-	-	-	(7,604)	-	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	-	(17,617)	-	(14,567)

Net loss for the year	-	-	-	-	(6,027)	-	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	-	(23,644)	-	(20,594)

Net loss for the year	-	-	-	-	(10,935)	-	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	-	(34,579)	-	(31,529)

Net loss for the year	-	-	-	-	(56,522)	3,301	(53,221)

Balance, December 31, 2008	5,000,000	50	3,000	-	(91,101)	3,301	(84,750)

Shares issued for cash on April 9, 2009 at $0.10	1,000,000	1	99,999	-	-	-	100,000
Net loss for the period	-	-	-	-	(35,278)	546	(34,732)

Balance, June 30, 2009	6,000,000	$ 51	$ 102,999	$ -	$ (126,379)	$ 3,847	$(19,482)

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
 (Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				DECEMBER 9
	THREE MONTHS ENDED		SIX MONTHS ENDED	2004 TO
	JUNE 30		JUNE 30	JUNE 30
	2009	2008	2009	2008	2009
Cash Provided By (Used In)
Operating Activities
Net loss for the period	$(25,859)	$(10,928)	$(35,278)	$(12,723)	$(126,379)

Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash services from director		-		-	3,000

Net changes in non-cash operating working capital items:
Amounts receivable	(434)	(16)	(809)	(67)	(934)
Accounts payable and accrued liabilities	(16,493)	1,668	(19,939)	3,131	456
	(42,786)	(9,276)	(56,026)	(9,659)	(123,857)

Financing Activities
Amounts due to related parties	3,788	5,373	15,490	5,368	88,596
Issue of common stock	95,000	-	100,000	-	100,050
	98,788	5,373	115,490	5,368	188,646
Investing Activity
Acquisition of mineral claim interest	-	-	-	-	(8,500)

Foreign Exchange On Cash	(948)	-	546	-	3,847

Net Increase (Decrease) In Cash	55,054	(3,903)	60,010	(4,291)	60,136
		-		-
Cash, Beginning Of Period	5,082	4,977	126	5,365	-

Cash, End Of Period	$60,136	$1,074	$60,136	$1,074	$60,136

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.      BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2008, has been omitted.  The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $126,379 for the period from December 9, 2004 (inception) to June 30, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
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

SFAS No. 130 – “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at June 30, 2009, the Company has other cumulative comprehensive income of $3,847.

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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
 (Unaudited)
(Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Stock-Based Compensation (Continued)

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

To June 30, 2009, the Company has not granted any stock options.

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

To maintain the Claim, Woodburn must pay a fee of approximately $866 each year until 2009, and $1,652 each year thereafter.  The claim is currently in good standing until June 15, 2010.

4.	CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

On April 9, 2009 the Company issued 1,000,000 shares of its common stock for cash proceeds of $100,000.

As at June 30, 2009, the Company has no stock options, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
 (Unaudited)
(Stated in U.S. Dollars)

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

During the six months ended June 30, 2009, the Company was charged $15,000 (2008 -$nil) in rent by a private company with a director in common.

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

Results of Operations

From Inception on December 9, 2004 to June  30, 2009

We have the right to explore one property. Woodburn Holdings, Ltd. paid the cost of staking in the amount of $8,500.  We will begin our exploration plan upon completion of our public offering.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses.  Net cash advances provided by shareholders and their affiliated companies as at June 30, 2009 were $88,596. Of this total $44,130 is covered bay a promissory note which bears interest at 8% per annum and is due March 10, 2010. The balance is unsecured, interest free with no specific term of repayment.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section 4(2) of the Securities Act of 1933.  This was accounted for as a purchase of shares of common stock.

As of June 30, 2009, our total assets were $69,570 and our total liabilities were $89,052.

During April 2009 we issued 1 million shares of Common stock in the Company pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $100,000 in the offering.

The Company currently has approximately $60,000 of cash on hand.

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

On July 18, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective (File number 333-123134) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. The Company completed this Public offering under the terms described in our Form S-1 Registration Statement and sold 1,000,000 shares of common stock in April 2009.

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th, day of Aug, 2009

INTERNATIONAL GOLD CORP.

BY: “Robert M. Baker”
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