Form 10-Q
period 2009-11-13
International Gold Corp.
filed 2009-11-16
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of November 3, 2009.

PART I – FINANCIAL INFORMATION

INTERNATIONAL GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30	DECEMBER 31
2009	2008

ASSETS

Current
Cash	$37,852	$126
Amounts receivable	1,602	125
	39,454	251

Mineral Claim Interest (Note 3)	8,500	8,500
	$47,954	$8,751

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,217	$20,395
Amounts due to related parties (Note 5)	79,748	73,106
	80,965	93,501

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 4)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued and Outstanding:
6,000,000 common shares issued as at September 30, 2009 (2008 – 5,000,000)	51	50

Additional Paid-In Capital	102,999	3,000
Deficit Accumulated During The Exploration Stage	(140,259)	(91,101)
Accumulated Other Comprehensive Income	4,198	3,301
	(33,011)	(84,750)

	$47,954	$8,751

The accompanying condensed notes are an integral part of these financial statements.
INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					DECEMBER 9
	THREE MONTHS ENDED		NINE MONTHS ENDED		2004 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Interest and bank charges	(105)	90	708	565	2,144
Licenses and permits	-	-	1,886	-	1,886
Office and sundry	229	61	514	466	5,591
Professional fees	3,080	743	17,278	12,586	81,241
Rent	7,500	-	22,500	-	38,125
Transfer and filing fees	3,176	2,746	6,272	2,746	11,272
	13,880	3,640	49,158	16,363	140,259
Net Loss For The Period	$(13,880)	$(3,640)	$(49,158)	$(16,363)	$(140,259)
Basic And Diluted Net Loss Per Share	$0.00	$0.00	$0.01	$0.00

Weighted Average Number Of Shares Outstanding	6,000,000	5,000,000	5,637,363	5,000,000

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
	THREE MONTHS		NINE MONTHS		DECEMBER 9
	ENDED		ENDED		2004 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008	2009

Net Loss For The Period	$(13,880)	$-	$(49,158)	$-	$(140,259)

Other Comprehensive Income
Unrealized foreign currency translation adjustment	351	-	897	-	4,198

Total Comprehensive Loss For The Period	$(13,529)	$-	$(48,261)	$-	$(136,061)
The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO SEPTMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL		ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Beginning balance,
December 9, 2004	-	$-	$-	$-	$-	$-

Shares issued for cash on December 10, 2004 at $0.00001	5,000,000	50	-	-	-	50
Net loss for the period	-	-	-	(10,013)	-	(10,013)

Balance, December 31, 2004	5,000,000	50	-	(10,013)	-	(9,963)

Non-cash service from directors	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	(7,604)	-	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	(17,617)	-	(14,567)

Net loss for the year	-	-	-	(6,027)	-	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	(23,644)	-	(20,594)

Net loss for the year	-	-	-	(10,935)	-	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	(34,579)	-	(31,529)

Net loss for the year	-	-	-	(56,522)	3,301	(53,221)

Balance, December 31, 2008	5,000,000	50	3,000	(91,101)	3,301	(84,750)

Shares issued for cash on April 9, 2009 at $0.10	1,000,000	1	99,999	-	-	100,000
Net loss for the period	-	-	-	(49,158)	897	(48,261)

Balance, September 30, 2009	6,000,000	$ 51	$ 102,999	$ (140,259)	$ 4,198	$ (33,011)

The accompanying condensed notes are an integral part of these financial statements.
INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
 (Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				DECEMBER 9
	THREE MONTHS ENDED		NINE MONTHS ENDED	2004 TO
	SEPTEMEBER 30		SEPTEMBER 30	SEPTEMBER 30
	2009	2008	2009	2008	2009
Cash Provided By (Used In)
Operating Activities
Net loss for the period	$(13,880)	$(3,640)	$(49,158)	$(16,363)	$(140,259)

Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash services from director	-	-	-	-	3,000

Net changes in non-cash operating working capital items:
Amounts receivable	(668)	(98)	(1,477)	(165)	(1,602)
Accounts payable and accrued liabilities	761	(9,117)	(19,178)	(5,986)	1,217
	(13,787)	(12,855)	(69,813)	(22,514)	(137,644)

Financing Activities
Amounts due to related parties	(8,848)	12,000	6,642	17,368	79,748
Issue of common stock	-	-	100,000	-	100,050
	(8,848)	12,000	106,642	17,368	179,798
Investing Activity
Acquisition of mineral claim interest	-	-	-	-	(8,500)

Foreign Exchange On Cash	351	-	897	-	4,198

Net Increase (Decrease) In Cash	(22,284)	(855)	37,726	(5,146)	37,852

Cash, Beginning Of Period	60,136	1,074	126	5,365	-

Cash, End Of Period	$37,852	$219	$37,852	$219	$37,852

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.      BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2008, has been omitted.  The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $140,259 for the period from December 9, 2004 (inception) to September 30, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’, and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS 168”).  SFAS establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  SFAS 168 is effective for the Company as of the interim period ended September 30, 2009.  The Codification is effective for the Company’s third quarter 2009 interim financial statements.  As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial statements.  The only impact was that references to authoritative accounting literature are in accordance with the Codification.  The Company has included in its disclosures the accounting standards Codification (“ASC”) cross-reference alongside the references to the accounting standards issued and adopted prior to the adoption of the Codification.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)      Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
 (Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Exploration Stage Company

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of ASC Topic 915 “Development Stage Entities”, (formerly SFAS 7), and Securities and Exchange Commission (“SEC”) Act Guide 7, as it devotes substantially all of its efforts to acquiring and exploring mineral properties.  Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

The Company has adopted ASC Topic 480, “Distinguishing Liabilities from Equity”, (formerly SFAS 150).  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  ASC Topic 480 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The financial instruments affected includes certain obligations that can be settled with shares of stock

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

SEPTEMBER 30, 2009
 (Unaudited)
(Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Basic and Diluted Net Loss Per Share

The Company reports basic loss per share in accordance with ASC Topic 260, “Earnings Per Share”, (formerly SFAS 128).  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

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

ASC Topic 220, “Comprehensive Income”, (formerly SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at September 30, 2009, the Company has other cumulative comprehensive income of $4,198.

l)	Stock-Based Compensation

The Company had adopted ASC Topic 718, “Compensation – Stock Compensation”, (formerly SFAS 123(R)), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of these transactions.

To September 30, 2009, the Company has not granted any stock options.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

To maintain the Claim a fee of approximately $1,652 must be paid each year.  The claim is currently in good standing until June 15, 2010.

4.	CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

On April 9, 2009 the Company issued 1,000,000 shares of its common stock for cash proceeds of $100,000.

As at September 30, 2009, the Company has no stock options, warrants or other dilutive securities.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

Amounts due to various shareholders and/ or corporations associated with them aggregating $79,748, are unsecured and interest free with no specific terms of repayment, except as noted as below.

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

During the nine months ended September 30, 2009, the Company was charged $22,500 (2008 -$nil) in rent by a private company with a director in common.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
 (Unaudited)
(Stated in U.S. Dollars)

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

To meet our need for cash, the Company completed a public offering on April 9, 2009 of 1 million shares for a total of $100,000 USD. We believe we will be able to stay in business forthe balance of the fiscal year. We anticipate the need to raise additional funding to complete our exploration of the property, which may include a second public offering, a private placement of securities, or loans from our sole officer or others.

Mr. Baker has experience with filing reports required by federal securities law.  Mr. Baker has indicated that he will advance funds to pay the costs of filing reports with the SEC in the event the Company does not have the funds to do so.  Mr. Baker’s commitment to paying such costs is oral and not in writing.   At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described herein, we have no other financing plans.

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

Results of Operations

From Inception on December 9, 2004 to September  30, 2009

We have the right to explore one property- the Claim. Woodburn Holdings, Ltd. paid the cost of staking in the amount of $8,500.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal, office and accounting expenses.  Net cash advances provided by shareholders and their affiliated companies as at September 30, 2009 were $79,748. Of this total $44,130 is covered by a promissory note which bears interest at 8% per annum and is due March 10, 2010. The balance is unsecured, interest free with no specific term of repayment.

During the nine months ended September 30, 2009 the Company incurred a loss of $49,158 (2008 - $16,363) related to general and administrative expenses.  Included in these general and administrative expenses is $22,500 (2008 – nil) for rent paid to a private company with a director in common, $17,278 (2008 - $12,586) in professional fees and $6,272 (2008 – 2,746) in transfer and filing fees.

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

As of September 30, 2009, our total assets were $47,954 and our total liabilities were $80,965.

The Company currently has approximately $30,000 of cash on hand.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13 day of November, 2009

INTERNATIONAL GOLD CORP.

BY: “Robert M. Baker”
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