Form 10-K
period 2009-12-31
International Gold Corp.
filed 2010-04-14
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010 - $0.00

Forward Looking Statements

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

ITEM 1.           BUSINESS. - continued

History of our Mineral Claim

Glengarry Developments Inc., a non-affiliated third party, acquired our mineral claim from the Crown. In December 2004, Woodburn Holdings Ltd. (Woodburn), a British Columbia corporation entirely owned and controlled by our sole officer and director, Mr. Baker, paid Glengarry Developments Inc. (Glengarry) to stake the mineral claim and then purchased the claim from Glengarry for $8,500. Although Glengarry issued a bill of sale for the claim to Woodburn in Dec. 2004, the claim was not recorded in Woodburn’s name until Feb. 2006. We owe Woodburn Holdings Ltd. $8,500 for our interest in the mineral rights which it holds for us.

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

	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2010

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

ITEM 1.           BUSINESS. - continued

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

Due to current market conditions to date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Our Mineral Claim

The following is a list of the claim number, date of recording and expiration date of our claim:

	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2010

Our claim measures 500 meters by 500 meters. Information about the property was provided by Mr. Tattersall.

In order to maintain this claim, Woodburn Holdings Ltd. must pay a fee of approximately $1,652 each year. The claim is currently in good standing until June 15, 2010. Afterwards, Woodburn Holdings Ltd. can renew the claim indefinitely, either by performing work or making a payment in lieu of work.

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

ITEM 1.           BUSINESS. - continued

Mineralization

No mineralization has been found on the property.

History of Previous Work

Do to current market conditions no work has been preformed on the property.

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

ITEM 1.           BUSINESS. - continued

Our Proposed Exploration Program - continued

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

ITEM 1.           BUSINESS. - continued

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such, we may have to cease operations and you could lose your investment

ITEM 1A.        RISK FACTORS. - continued

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

4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in December 2004 and we have not started our proposed business operations or. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $159.566. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting, rent and office. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

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

5. Because a mining engineer or geologist has not examined the property and we do not have a mining report covering our property, the likelihood that our property contains mineralized material is purely subject to chance. If we do not find mineralized material, you will lose your investment.

A mining engineer or geologist has not examined the property. Further, we do not have a mining report covering the property. Therefore, the likelihood that the property contains mineralized material is purely subject to change. If we do not find mineralized material on the property, you will lose your investment.

6. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property.

7. Because we are small and do not have any ore reserves or much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have any ore reserves or much capital, we must limit our exploration activity. We may not be able to complete an exploration program that is as thorough as we would like. An existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

ITEM 1A.        RISK FACTORS. - continued

8. We may not have access to all of the supplies and materials we need to begin exploration. This could cause us to delay or suspend operations .

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

9. Because Robert Baker has other outside business activities and will only be devoting 10% of his time, approximately four hours per week, to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration .

Because Robert Baker, our sole officer and director, has other outside business activities and will only be devoting 10% of his time, approximately four hours per week, to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Baker. As a result, exploration of the property may be periodically interrupted or suspended.

10. Title to the mineral rights is held by another entity, Woodburn Holdings Ltd. If it transfers the rights to someone other than us, we will cease operations.

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

	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2010

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

11. If Mr. Baker, our president and director, should resign or die, we will not have a chief executive officer which could result in our suspending operations. If that should occur, you could lose your investment.

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

ITEM 1 B.       UNRESOLVED STAFF COMMENTS

None.

 ITEM 2.          PROPERTIES.

We currently do not own any property. We have the right to conduct exploration activities on one mineral claim.  The following is a list of tenure numbers, claim, and expiration date of our claims:

	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2010

In order to maintain this claim, In order to maintain this claim, Woodburn Holdings Ltd. must pay a fee of approximately $1,652 each year. The claim is currently in good standing until June 15, 2010. Afterwards, Woodburn Holdings Ltd. can renew the claim indefinitely, either by performing work or making a payment in lieu of work.

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

During April 2009 we issued 1,000,000 shares of Common stock in the Company pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $100,000 in the offering.

ITEM 5.           MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

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

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in a public offering.

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. To meet our need for cash, the Company completed a public offering on April 9, 2009 of 1,000,000 shares for a total of $100,000 USD. We anticipate the need to raise additional funding to stay in business for the next fiscal year as well as complete our exploration of the property, which may include a second public offering, a private placement of securities, or loans from our sole officer or others.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Plan of Operation - continued

Mr. Baker will continue to advance funds for our operations. Mr. Baker has experience with filing reports required by federal securities law. Mr. Baker will advance funds to pay the costs of filing reports with the SEC in the event the Company does not have the funds to do so. Mr. Baker’s commitment to paying such costs is oral and not in writing. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Results of Operations

From Inception on December 9, 2004 to December 31, 2009

We have the right to explore one property. Woodburn Holdings, Ltd. paid the cost of staking in the amount of $8,500.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses. Net cash advances provided by shareholders since inception, on December 9, 2004 to December 31, 2009 was $73,106. The loans are not evidenced by any written instruments. The loans are without interest, unsecured and with no specific terms of repayment.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

As of December 31, 2009, our total assets were $29,955 and our total liabilities were $83,170.

During April 2009 we issued 1,000,000 shares of Common stock in the Company pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $100,000 in the offering.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

Financial Statements
As at December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
International Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of International Gold Corp. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, comprehensive loss and cash flows for each of the two years in the period ended December 31, 2009, and for the cumulative period from December 9, 2004 (date of inception) to December 31, 2009, and stockholders’ deficiency for the cumulative period from December 9, 2004 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, and for the cumulative period from December 9, 2004 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative operating cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its development activities.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Morgan & Company"

April 13, 2010	Chartered Accountants

INTERNATIONAL GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2009	2008

ASSETS

Current
Cash	$19,001	$126
Amounts receivable	2,454	125

	21,455	251

Mineral Claim Interest (Note 4)	8,500	8,500

	$29,955	$8,751

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,697	$20,395
Advances from related parties (Note 7)	72,414	73,106
Promissory note due to related party (Note 7)	5,059	-
	83,170	93,501

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
6,000,000 common shares as at December 31, 2009 and 5,000,000 common shares as at December 31, 2008	60	50

Additional paid-in capital	102,990	3,000

Deficit Accumulated During The Exploration Stage	(159,566)	(91,101)
Accumulated Other Comprehensive Income	3,301	3,301
	(53,215)	(84,750)

	$29,955	$8,751

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM
			INCEPTION
			DECEMBER 9
	YEARS ENDED		2004 TO
	DECEMBER 31		DECEMBER 31
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Interest and bank charges	1,001	827	2,437
Office and sundry	2,332	907	7,409
Professional fees	24,155	35,171	88,118
Rent (Note 7)	30,000	15,625	45,625
Transfer and filing fees	10,977	3,992	15,977

	68,465	56,522	159,566

Net Loss For The Period	$(68,465)	$(56,522)	$(159,566)

Basic And Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	5,701,370	5,000,000

STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			CUMULATIVE FROM
			INCEPTION
			DECEMBER 9
	YEARS ENDED		2004 TO
	DECEMBER 31		DECEMBER 31
	2009	2008	2009

Net Loss For The Period	$(68,465)	$(56,522)	$(159,566)

Other Comprehensive Loss
Unrealized foreign currency translation adjustment	-	3,301	3,301

Total Comprehensive Loss For The Period	$(68,465)	$(53,221)	$(156,265)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

		CUMULATIVE
		FROM
		INCEPTION
		DECEMBER 9
YEARS ENDED		2004 TO
DECEMBER 31		DECEMBER 31
2009	2008	2009

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(68,465)	$(56,522)	$(159,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	294	-	294
Non-cash service from director	-	-	3,000
Unrealized foreign exchange	(150)	-	(150)
Net changes in non-cash operating working capital items:
Amounts receivable	(2,329)	508	(2,454)
Accounts payable and accrued liabilities	(15,240)	12,309	5,155
	(85,890)	(43,705)	(153,721)

Financing Activities
Issue of common stock	100,000	-	100,050
Advances from related parties	-	35,165	73,106
Promissory note received	4,765	-	4,765
	104,765	35,165	177,921

Investing Activity
Acquisition of mineral claim interest	-	-	(8,500)

Foreign Exchange Effect On Cash	-	3,301	3,301

Net Increase (Decrease) In Cash	18,875	(5,239)	19,001

Cash, Beginning Of Period	126	-	-

Cash, End Of Period	$19,001	$126	$19,001

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO DECEMBER 31, 2009
(Stated in U.S. Dollars)

COMMON STOCK			DEFICIT
NUMBER			ACCUMULATED	ACCUMULATED
OF		ADDITIONAL	DURING THE	OTHER
COMMON	PAR	PAID-IN	EXPLORATION	COMPREHENSIVE
SHARES	VALUE	CAPITAL	STAGE	INCOME	TOTAL

Beginning balance	-	$-	$-	$-	$-	$-

Shares issued for cash on at $0.00001	5,000,000	50	-	-	-	50
Net loss for the period	-	-	-	(10,013)	-	(10,013)

Balance, December 31, 2004	5,000,000	50	-	(10,013)	-	(9,963)

Non-cash service from directors	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	(7,604)	-	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	(17,617)	-	(14,567)

Net loss for the year	-	-	-	(6,027)	-	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	(23,644)	-	(20,594)

Net loss for the year	-	-	-	(10,935)	-	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	(34,579)	-	(31,529)

Net loss for the year	-	-	-	(56,522)	3,301	(53,221)

Balance, December 31, 2008	5,000,000	50	3,000	(91,101)	3,301	(84,750)

Shares issued for cash on at $0.10	1,000,000	10	99,990	-	-	100,000
Net loss for the year	-	-	-	(68,465)	-	(68,465)

Balance, December 31, 2009	6,000,000	$60	$102,990	$(159,566)	$3,301	$(53,215)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Organization

International Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  The Company was formed for the purpose of acquiring exploration and development stage natural resource properties.  The Company has not commenced business operations.  The Company is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a loss of $159,566 for the period from December 9, 2004 (inception) to December 31, 2009, has negative cash flows, has a stockholders’ deficiency and has not generated any revenue.  The future of the Company is dependent upon its ability to obtain adequate financing and upon future profitable operations from the development of its mineral claims.  These factors raise substantial doubt about its ability to continue as a going concern. Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Organization and Start-up Costs

Costs of start up activities, including organizational and incorporation costs, are expensed as incurred.

b)	Exploration Stage Enterprise

Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

c)	Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Mineral Property Interests (Continued)

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

d)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits.

e)	Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities, advances payable to related parties, and promissory note due to related party.  As at December 31, 2009, the fair values of these financial instruments approximate their carrying values due to their short term to maturity.

f)	Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2009, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

h)	Foreign Currency Translation

The Company’s functional currency is the US dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items are translated at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items are translated at the historical exchange rate;
iii)	revenue and expense are translated at the average rate in effect during the applicable accounting period.

The Company has an operating bank account held in Canadian dollars that may expose them to certain translation risks due to foreign exchange fluctuations between the Canadian and US currencies.

i)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Actual results may differ from the estimates.

j)	Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.  The Company tests the recoverability of the assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)	Asset Retirement Obligations

An asset retirement obligation (“ARO”) is a legal obligation associated with the retirement of a tangible long-lived asset that the Company is required to settle.  The Company recognizes the fair value of a liability for the ARO in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flows, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, no significant asset retirement obligation exists due to the early stage of exploration.  Accordingly, no liability has been recorded.

l)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The Company uses a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents information about the Company’s financial instruments that have been measured at fair value as of December 31, 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE
	DECEMBER 31	MARKETS	INPUTS
DESCRIPTION	2009	(LEVEL 1)	(LEVEL 2)

Assets:
Cash	$19,001	$-	$-
Amounts receivable	2,454	-	-

Assets measured at fair value at December 31, 2009	$21,455	$-	$-

n)	Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur, they will be expensed.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-01, The FASB Accounting Standards Codification (“ASC”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  This guidance is set forth in Topic 105 (“ASC 105”).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009, which, for the Company, is the interim period ending September 30, 2009.  The adoption of this statement did not have a material effect on its financial results.

In May, 2009, the FASB issued ASC 855, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for the Company, was the period ending July 1, 2009.  The Company has evaluated subsequent events through to April 13, 2010.  The adoption of ASC 855 did not have a material effect to the Company’s current practice.

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 on July 1, 2009 and did not disclose the date the financial statements are available to be issued.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

4.	MINERAL CLAIM INTEREST

The Company has the right to conduct exploration activity on one mineral claim (“the Claim”), the legal title to which is held by Woodburn Holdings Ltd. (“Woodburn”), a British Columbia corporation owned and controlled by Robert Baker, who is the sole director and officer of the Company.

The Claim is located on the south end of Polley Lake, approximately 90 kilometres northeast of the city of Williams Lake in the Cariboo Mining Division, British Columbia, Canada.  The claim is approximately 500 meters long and 500 meters wide.

To maintain the Claim, Woodburn must pay a fee of approximately $866 each year until 2009, and $1,652 each year thereafter.  The claim is currently in good standing until June 15, 2010.

5.	CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

During the year ended December 31, 2009, the Company completed a private placement whereby it raised a total of $100,000 by issuance of 1,000,000 shares of its common stock at $0.10 per share.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
(Stated in U.S. Dollars)

6.	INCOME TAXES

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2008 – 35%) is as follows:

	2009	2008

Expected income tax benefit	$(23,300)	$(19,800)
Increase in valuation allowance	23,300	19,800

	$-	$-

Significant components of deferred income tax assets are as follows:

	2009	2008

Deferred income tax assets	$55,100	$31,800
Valuation allowance	(55,100)	(31,800)

	$-	$-

The Company has approximately $159,600 in net operating losses carry forward which will expire by 2029 if not utilized. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Current U.S. tax law may limit the future use of net operating losses carried forward.

7.	RELATED PARTY TRANSACTIONS, ADVANCES PAYABLE AND PROMISSORY NOTE

During the year ended December 31, 2009, the Company entered into a promissory note agreement with a related party totaling $4,765 (CDN$5,000).  This promissory note bears interest at 8% per annum, is unsecured and is due with accumulated interest on demand. As at December 31, 2009, a total of $294 has been accrued as interest on this note.

As at December 31, 2009, all advances from related parties are due to the Company’s director, various significant shareholders and/or corporations associated with them. These advances are unsecured and interest free with no specific terms of repayment.

During the year ended December 31, 2009, the Company was charged $30,000 (2008 - $15,625) in rent by a private company with a director in common.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008
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

Subsequent to the year ended December 31, 2009:

•
The Company entered into a promissory note agreement with a related party totaling $3,500.  This promissory note bears interest at 10% per annum, is unsecured and is due with accumulated interest on demand.

•
By letter agreement dated March 19, 2010, the Company paid a good faith advance of $10,000 to a target company in connection with a prospective financing and merger between the two companies.  The funds advanced will be returned in full as a formal agreement was not entered into and negotiations were terminated.

The Company evaluated subsequent events through April 13, 2010, the date these financial statements were filed.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2009, included in this report have been audited by Morgan & Co, CA, as set forth in this annual report.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Material weakness identified included:

*	Lack of segregation of duties

*	Presence of adjusting journal entries identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2009.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Robert M. Baker 789 West Pender Street, Suite 1010 Vancouver, British Columbia Canada V6C 1H2	56	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors.

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

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE. - continued

Background of Our Sole Officer and Director - continued

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

Code of Ethics

The Company has adopted a code of ethics which is designed to cover the Company’s eight corporate values (Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Very Open Communications and Enjoying Our Work) and to provide a framework for all employees, officers and directors in conducting ourselves in their jobs or roles. These policies are not intended to substitute for the corporate values, but serve as guidelines in helping employees conduct the Company's business in accordance with our corporate values. Compliance requires meeting the spirit, as well as the literal meaning, of the law, the policies and the Values.  In particular these polices cover the following:

1.           Relations with Competitors and Other Third Parties
2.           Insider Trading, Securities Compliance and Public Statements
3.           Financial Reporting
4.           Human Resources
5.           Environmental, Health and Safety
6.           Conflicts of Interest
7.           International Trade
8.           Government Relations
9.           Contractors, Consultants, and Temporary Workers

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE. - continued

Audit Committee - continued

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

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert M. Baker	2009	0	0	0	0	0	0	0	0
President, Secretary	2008	0	0	0	0	0	0	0	0
and Treasurer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Kathrine MacDonald	2008	0	0	0	0	0	0	0	0
(resigned) [1]	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

[1]	Ms. MacDonald resigned as an officer and director on July 20, 2007. She resigned to pursue other business activities.

We have not paid any salaries to date, and we do not anticipate paying any salaries at any time in 2010. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth all compensation paid to our directors during the calendar year December 31, 2009. We have not paid any compensation to our directors in 2009 and do not anticipate paying any compensation to our directors in 2010.

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

ITEM 11.         EXECUTIVE COMPENSATION. - continued

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

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Robert Baker [1][2]	2,500,000	41.66%
789 West Pender Street, Suite 1010
Vancouver, British Columbia, Canada V6C 1H2 [3]

All Officers and Directors as a Group (1 person)	2,500,000	41.66%

West Peak Ventures of Canada [4]	2,500,000	41.66%
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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$24,570 CDN	Morgan & Co., Chartered Accountants
2008	$11,506	Morgan & Co., Chartered Accountants
2007	$10,056	Morgan & Co., Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Morgan & Co., Chartered Accountants
2008	$0	Morgan & Co., Chartered Accountants
2007	$0	Morgan & Co., Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Morgan & Co., Chartered Accountants
2008	$0	Morgan & Co., Chartered Accountants
2007	$0	Morgan & Co., Chartered Accountants

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES. - continued

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Morgan & Co., Chartered Accountants
2008	$1,717	Morgan & Co., Chartered Accountants
2007	$0	Morgan & Co., Chartered Accountants

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