Form 10-Q
period 2010-03-31
International Gold Corp.
filed 2010-05-17
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-123134

INTERNATIONAL GOLD CORP.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada V6C 1H2

(Address of principal executive offices, including zip code.)

(604) 606-7979

(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of May 16, 2010.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

TABLE OF CONTENTS

		Page

PART I.	Financial Information	3

	Item 1. Financial Statements ( Unaudited)	3

	Balance Sheets (Unaudited) as of March 31, 2010 and December 31, 2009	3

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009 and Cumulative from Inception (December 9, 2004) to March 31, 2010	4

	Statements of Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2010 and 2009 and Cumulative from Inception (December 9, 2004) to March 31, 2010	4

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009 and Cumulative from Inception (December 9, 2004) to March 31, 2010	5

	Notes to Consolidated Financial Statements as of March 31, 2010 (Unaudited)	6

	Item 2. Management’s Discussion and Analysis or Plan of Operations	14

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

	Item 4. Controls and Procedures	15

PART II.	Other Information	16

	Item 1A. Risk Factors.	16

	Item 2. Registered Sales of Equity Securities and Use of Proceeds	16

	Item 6. Exhibits	16

PART I FINANCIAL INFORMATION

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2010	2009

ASSETS

Current
Cash	$1,027	$19,001
Amounts receivable	2,969	2,454
Advances recoverable (Note 3)	10,000	-
	13,996	21,455

Mineral Claim Interest (Note 4)	8,500	8,500

	$22,496	$29,955

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,853	$5,697
Advances from related parties (Note 6)	74,984	72,414
Promissory notes due to related party (Note 6)	8,961	5,059
	92,798	83,170

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
6,000,000 common shares as at December 31, 2009 and at March 31, 2010	60	60

Additional paid-in capital	102,990	102,990

Deficit Accumulated During The Exploration Stage	(176,970)	(159,566)
Accumulated Other Comprehensive Income	3,618	3,301
	(70,302)	(53,215)

	$22,496	$29,955

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM INCEPTION
	THREE MONTHS ENDED		DECEMBER 9 2004
	MARCH 31		TO MARCH 31,
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
Interest and bank charges	274	708	2,711
Office and sundry	87	-	7,496
Professional fees	5,915	1,211	94,033
Rent (Note 5)	7,500	7,500	53,125
Transfer and filing fees	3,628	-	19,605

	17,404	9,419	176,970

Net Loss For The Period	$(17,404)	$(9,419)	$(176,970)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	6,000,000	5,000,000

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE FROM INCEPTION DECEMBER 9 2004 TO MARCH 31 2010

	THREE MONTHS ENDED
	MARCH 31
	2010	2009

Net Loss For The Period	$(17,404)	$(9,419)	$(176,970)

Other Comprehensive Loss
Unrealized foreign currency translation adjustment	317	1,494	3,618

Total Comprehensive Loss For The Period	$(17,087)	$(7,925)	$(173,352)

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			FROM INCEPTION
	THREE MONTHS ENDED		DECEMBER 9 2004
	MARCH 31		TO MARCH 31,
	2010	2009	2010

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(17,404)	$(9,419)	$(176,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	184	-	478
Non-cash service from director	-	-	3,000
Unrealized foreign exchange	-	-	(150)
Net changes in non-cash operating working capital items:
Amounts receivable	(514)	(375)	(2,968)
Accounts payable and accrued liabilities	3,156	(3,446)	8,311
	(14,578)	(13,240)	(168,299)
Financing Activities
Issue of common stock	-	5,000	100,050
Advances from related parties	2,787	11,702	75,893
Proceeds from promissory notes	3,500	-	8,265
	6,287	16,702	184,208
Investing Activities
Acquisition of mineral claim interest	-	-	(8,500)
Advances (Note 6)	(10,000)	-	(10,000)
	(10,000)	-	(18,500)

Foreign Exchange Effect On Cash	317	1,494	3,618

Net (Decrease) Increase In Cash	(17,974)	4,956	1,027

Cash, Beginning Of Period	19,001	126	-

Cash, End Of Period	$1,027	$5,082	$1,027

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO MARCH 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING EXPLORATION STAGE	ACCUMULATED OTHER COMPREHENSIVE INCOME
	NUMBER OF COMMON SHARES	PAR VALUE				TOTAL

Beginning balance	-	$-	$-	$-	$-	$-

Shares issued for cash on at $0.00001
	5,000,000	50	-	-	-	50
Net loss for the period	-	-	-	(10,013)	-	(10,013)

Balance,
December 31, 2004	5,000,000	50	-	(10,013)	-	(9,963)
Non-cash service from directors	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	(7,604)	-	(7,604)

Balance,
December 31, 2005	5,000,000	50	3,000	(17,617)	-	(14,567)

Net loss for the year	-	-	-	(6,027)	-	(6,027)

Balance,
December 31, 2006	5,000,000	50	3,000	(23,644)	-	(20,594)

Net loss for the year	-	-	-	(10,935)	-	(10,935)

Balance,
December 31, 2007	5,000,000	50	3,000	(34,579)	-	(31,529)

Net loss for the year	-	-	-	(56,522)	3,301	(53,221)

Balance,
December 31, 2008	5,000,000	50	3,000	(91,101)	3,301	(84,750)

Shares issued for cash on at $0.10
	1,000,000	10	99,990	-	-	100,000
Net loss for the year	-	-	-	(68,465)	-	(68,465)

Balance,
December 31, 2009	6,000,000	60	102,990	(159,566)	3,301	(53,215)

Net loss for the period	-	-	-	(17,404)	317	(17,087)

Balance, March 31, 2010	6,000,000	$60	$102,990	$(176,970)	$3,618	$(70,302)

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.
BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2009, has been omitted.  The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $176,970 for the period from December 9, 2004 (inception) to March 31, 2010, and has had no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claim.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
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

b)
Exploration Stage Company

Until properties are acquired and developed, the Company will continue to prepare financial statements and related disclosures in accordance with entities in the exploration stage.

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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
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

The accumulated costs of properties that are developed at the stage of commercial production will be amortized to operations through unit-of-production depletion.

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

f)	Foreign Currency Translation The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense items at the rate in effect of the date of transaction.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Foreign Currency Translation (Continued)

Translation adjustments resulting from this process are recorded in Stockholders’ Deficiency as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

g)
Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, advances from related parties and promissory notes due to related parties approximate their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

The Company has adopted ASC Topic 480 “Distinguishing Liabilities from Equity” (formerly SFAS 150).  This topic establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  ASC Topic 480 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The financial instruments affected includes certain obligations that can be settled with shares of stock.

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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)
Basic and Diluted Net Loss Per Share

The Company reports basic loss per share in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS 128).  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

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

k)
Comprehensive Loss

ASC Topic 220, “Comprehensive/Income” (formerly SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  From the date of inception the Company has other cumulative comprehensive loss of $3,618.

l)
Stock-Based Compensation

On November 1, 2005, the Company adopted ASC Topic 718, “Compensation – Stock Compensation” (formerly SFAS 123 (R), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)
Stock-Based Compensation (Continued)

The Company uses the Black-Scholes option-pricing model to determine the fair-value of these transactions.

To March 31, 2010, the Company has not granted any stock options.

3.
ADVANCE RECOVERABLE

By letter agreement dated March 19, 2010, the Company paid an advance of $10,000 to FourSpots, Inc. in connection with a prospective financing and merger between the two companies.  The funds advanced will be returned in full as a formal agreement was not entered into and negotiations were terminated.

4.
MINERAL CLAIM INTEREST

The Company has the right to conduct exploration activity on one mineral claim (“the Claim”), the legal title to which is held by Woodburn Holdings Ltd. (“Woodburn”), a British Columbia corporation owned and controlled by the sole director and officer of the Company.

The Claim is located on the south end of Polley Lake approximately 90 kilometers northeast of the city of Williams Lake in the Cariboo Mining Division, British Columbia, Canada.  The claim is approximately 500 meters long and 500 meters wide.

To maintain the Claim a fee of approximately $1,652 must be paid each year.  The claim is currently in good standing until June 15, 2010.

5.
CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

During the year ended December 31, 2009, the Company issued 1,000,000 shares of its common stock for cash proceeds of $100,000.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

6.
RELATED PARTY TRANSACTIONS, ADVANCES PAYABLE AND PROMISSORY NOTES

During the year ended December 31, 2009, the Company entered into a promissory note agreement with a related party totaling $4,906 (CDN$5,000).  This promissory note bears interest at 8% per annum, is unsecured and is due with accumulated interest on demand. As at March 31, 2010, a total of $408 has been accrued as interest payable on this note.

During the 3 months ended March 31, 2010, the Company entered into a promissory note agreement with a related party totaling $3,500. This promissory note bears interest at 10% per annum, is unsecured and is due with accumulated interest on demand. As at March 31, 2010, a total of $87 has been accrued as interest on this note.

As at March 31, 2010, all other advances from related parties are due to the Company’s director, various significant shareholders and/or corporations associated with them. These advances are unsecured and interest free with no specific terms of repayment.

During the three months ended March 31, 2010, the Company was charged $7,500 (2009 - $7,500) in rent by a private company with a director in common.

7.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.  The officer and directors provide management services to the Company without any compensation.

8.
SUBSEQUENT EVENTS

On May 3, 2010, the Company entered into two promissory note agreements with a related party aggregating $5,836.  The promissory notes bear interest at 8% per annum, is unsecured and is due with accumulated interest on demand.

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

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. To meet our need for cash, the Company completed a public offering on April 9, 2009 of 1,000,000 shares for a total of $100,000 USD. We anticipate the need to raise additional funding to stay in business for the next fiscal year as well as complete our exploration of the property, which may include a second public offering, a private placement of securities, or loans from our sole officer or others.  .

 Mr. Baker will continue to advance funds for our operations. Mr. Baker has experience with filing reports required by federal securities law. Mr. Baker will continue to advance funds to pay the costs of filing reports with the SEC in the event the Company does not have the funds to do so. Mr. Baker’s commitment to paying such costs is oral and not in writing. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Continued)

Results of Operations

From Inception on December 9, 2004 to March 31, 2010

We have the right to explore one property.  Woodburn Holdings Ltd. paid the cost of staking in the amount of $8,500.  We will begin our exploration plan upon completion of our public offering.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses.  Net cash advances provided by shareholders and their affiliated companies as at March 31, 2010 were $83,945. Of this total $8,961 is covered by a promissory note which bears interest. The balance is unsecured, interest free with no specific term of repayment.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section 4(2) of the Securities Act of 1933.  This was accounted for as a purchase of shares of common stock.

As of March 31, 2010, our total assets were $22,496 and our total liabilities were $92,798.

During April 2009 we issued 1,000,000 shares of Common stock in the Company pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $100,000 in the offering.

The Company currently has approximately $1,027 of cash on hand.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17TH day of May, 2010

INTERNATIONAL GOLD CORP.

By:	/s/ Robert M. Baker
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