Form 10-Q
period 2010-06-30
International Gold Corp.
filed 2010-08-16
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of August 11, 2010.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

JUNE 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2010	2009

ASSETS

Current
Cash	$2,048	$19,001
Amounts receivable	3,034	2,454
Advance recoverable (Note 3)	10,000	-
	15,082	21,455

Mineral Claim Interest (Note 4)	8,500	8,500

	$23,582	$29,955

LIABILITIES

Current
Accounts payable and accrued liabilities	$29,965	$5,697
Advances from related parties (Note 6)	85,075	72,414
Promissory notes due to related party (Note 6)	16,069	5,059
	131,109	83,170

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
100,000,000 voting common shares with par value of $0.00001 per share

Issued:
6,000,000 common shares as at December 31, 2009 and at June 30, 2010	60	60
Additional paid-in capital	102,990	102,990

Deficit Accumulated During The Exploration Stage	(215,430)	(159,566)
Accumulated Other Comprehensive Income	4,853	3,301
	(107,527)	(53,215)

	$23,582	$29,955

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE FROM
	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION
	JUNE 30		JUNE 30		DECEMBER 9
	2010	2009	2010	2009	2004 TO JUNE 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses
Interest and bank charges	392	105	665	813	3,102
Office and sundry	-	2,171	87	2,171	7,496
Professional fees	21,735	12,987	27,650	14,198	115,768
Rent (Note 5)	8,789	7,500	16,289	15,000	61,914
Transfer and filing fees	7,546	3,096	11,173	3,096	27,150
	38,462	25,859	55,864	35,278	215,430

Net Loss For The Period	$(38,462)	$(25,859)	$(55,864)	$(35,278)	$(215,430)

Basic And Diluted Net Loss Per Common Share	$-0.01	$0.00	$-0.01	$-0.01

Weighted Average Number Of Common Shares Outstanding	6,000,000	5,901,099	6,000,000	5,453,039

STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

					CUMULATIVE FROM
	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION
	JUNE 30		JUNE 30		DECEMBER 9
	2010	2009	2010	2009	2004 TO JUNE 30, 2010

Net Loss For The Period	$(38,462)	$(25,859)	$(55,864)	$(35,278)	$(215,430)

Other Comprehensive Loss
Unrealized foreign currency translation adjustment	1,235	(948)	1,552	546	4,853

Total Comprehensive Loss For The Period	$(37,227)	$(26,807)	$(54,312)	$(34,732)	$(210,577)
The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		CUMULATIVE FROM INCEPTION DECEMBER 9 2004
	2010	2009	2010	2009	TO JUNE 30, 2010

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(38,462)	$(25,859)	$(55,864)	$(35,278)	$(215,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	260	-	444	-	738
Non-cash service from director	-	-	-	-	3,000
Net changes in non-cash operating working capital items:
Amounts receivable	(65)	(434)	(580)	(809)	(3,033)
Accounts payable and accrued liabilities	21,113	(16,493)	24,268	(19,939)	29,424
	(17,154)	(42,786)	(31,732)	(56,026)	(185,301)

Financing Activities
Issue of common stock	-	95,000	-	100,000	100,050
Advances from related parties	9,140	3,788	12,642	15,490	85,032
Promissory notes received	7,800	-	10,585	-	16,064
	16,940	98,788	23,227	115,490	201,146

Investing Activities
Acquisition of mineral claim interest	-	-	-	-	(8,500)
Advances to FourSpots, Inc. (Note 6)	-	-	(10,000)	-	(10,000)

Foreign Exchange Effect On Cash	1,235	(948)	1,552	546	4,703

Net Increase (Decrease) In Cash	1,021	55,054	(16,953)	60,010	2,048

Cash, Beginning Of Period	1,027	5,082	19,001	126	-

Cash, End Of Period	$2,048	$60,136	$2,048	$60,136	$2,048
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO JUNE 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING EXPLORATION STAGE	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

Beginning balance	-	$-	$-	$-	$-	$-

Shares issued for cash on at $0.00001	5,000,000	50	-	-	-	50
Net loss for the period	-	-	-	(10,013)	-	(10,013)

Balance,
December 31, 2004	5,000,000	50	-	(10,013)	-	(9,963)
Non-cash service from directors	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	(7,604)	-	(7,604)

Balance,
December 31, 2005	5,000,000	50	3,000	(17,617)	-	(14,567)
Net loss for the year	-	-	-	(6,027)	-	(6,027)

Balance,
December 31, 2006	5,000,000	50	3,000	(23,644)	-	(20,594)
Net loss for the year	-	-	-	(10,935)	-	(10,935)

Balance,
December 31, 2007	5,000,000	50	3,000	(34,579)	-	(31,529)
Net loss for the year	-	-	-	(56,522)	3,301	(53,221)

Balance,
December 31, 2008	5,000,000	50	3,000	(91,101)	3,301	(84,750)
Shares issued for cash on at $0.10	1,000,000	10	99,990	-	-	100,000
Net loss for the year	-	-	-	(68,465)	-	(68,465)

Balance,
December 31, 2009	6,000,000	60	102,990	(159,566)	3,301	(53,215)
Net loss for the period	-	-	-	(55,864)	1,552	(54,312)

Balance, June 30, 2010	6,000,000	$60	$102,990	$(215,430)	$4,853	$(107,527)

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.      BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2009, has been omitted.  The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $215,430 for the period from December 9, 2004 (inception) to June 30, 2010, and has had no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claim.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
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

ASC Topic 220, “Comprehensive/Income” (formerly SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  From the date of inception the Company has other cumulative comprehensive loss of $4,853.

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

To June 30, 2010, the Company has not granted any stock options.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Unaudited)
(Stated in U.S. Dollars)

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

To maintain the Claim a fee of approximately $1,652 must be paid each year.  The claim is currently in good standing until June 15, 2011.

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

During the year ended December 31, 2009, the Company entered into a promissory note agreement with a related party totaling $4,771 (CDN$5,000).  This promissory note bears interest at 8% per annum, is unsecured and is due with accumulated interest on demand. As at June 30, 2010, a total of $508 has been accrued as interest payable on this note.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Unaudited)
(Stated in U.S. Dollars)

6.    RELATED PARTY TRANSACTIONS, ADVANCES PAYABLE AND PROMISSORY NOTES (Continued)

During the 6 months ended June 30, 2010, the Company entered into two promissory notes agreement with a related party totaling $4,836. These promissory notes bears interest at 10% per annum, are unsecured and are due with accumulated interest on demand. As at June 30, 2010, a total of $140 has been accrued as interest on these notes.

During the 6 months ended June 30, 2010, the Company entered into two promissory note agreements with a related party aggregating $5,744.  The promissory notes bear interest at 8% per annum, are unsecured and are due with accumulated interest on demand, a total of $73 has been accrued as interest on these notes.

As at June 30, 2010, all other advances from related parties are due to the Company’s director, various significant shareholders and/or corporations associated with them. These advances are unsecured and interest free with no specific terms of repayment.

During the six months ended June 30, 2010, the Company was charged $16,289 (2009 - $15,000) in rent by a private company with a director in common.

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.  The officer and directors provide management services to the Company without any compensation.

8.	SUBSEQUENT EVENTS

On July 06, 2010, the Company entered into a promissory note agreement with a related party totaling $1,000. This promissory note bears interest at 10% per annum, is unsecured and is due with accumulated interest on demand.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Continued)

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on December 9, 2004 to June 30, 2010

We have the right to explore one property.  Woodburn Holdings Ltd. paid the cost of staking in the amount of $8,500.  We will begin our exploration plan upon completion of our public offering.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses.  Net cash advances provided by shareholders and their affiliated companies as at June 30, 2010 were $101,443.11. Of this total $10,252.51 is covered by a promissory note which bears interest. The balance is unsecured, interest free with no specific term of repayment.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section 4(2) of the Securities Act of 1933.  This was accounted for as a purchase of shares of common stock.

As of June 30, 2010, our total assets were $23,582 and our total liabilities were $131,109.

During April 2009 we issued 1,000,000 shares of Common stock in the Company pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $100,000 in the offering.

The Company currently has approximately $2,048 of cash on hand.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th  day of Aug, 2010

INTERNATIONAL GOLD CORP.

BY: “Robert M. Baker”
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