Form 10-Q
period 2010-11-11
International Gold Corp.
filed 2010-11-12
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of November 10, 2010.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30	DECEMBER 31
2010	2009
ASSETS

Current
Cash	$2,032	$19,001
Amounts receivable	4,771	2,454
Advances to FourSpots, Inc. (Note 3)	10,000	-
	16,803	21,454

Mineral Claim Interest (Note 4)	8,500	8,500

	$25,303	$29,955

LIABILITIES

Current
Accounts payable and accrued liabilities	$49,266	$5,697
Amounts due to related parties (Note 6)	84,571	72,414
Promissory notes due to related parties (Note 6)	17,569	5,059
	151,406	83,170

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
6,000,000 common shares as at September 30, 2010 and at December 31, 2009	60	60

Additional Paid-In Capital	102,990	102,990
Deficit Accumulated During The Exploration Stage	(232,666)	(159,566)
Accumulated Other Comprehensive Income	3,513	3,301
	(126,103)	(53,215)

	$25,303	$29,955

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTHS		NINE MONTHS		DECEMBER 9
	ENDED		ENDED		2004 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Interest and bank charges	372	(105)	1,058	708	3,495
Mineral property exploration	2,038	-	2,038	-	2,038
Office and sundry	-	229	87	2,400	7,496
Professional fees	2,565	3,080	30,215	17,278	118,333
Rent (Note 6)	8,575	7,500	24,864	22,500	70,489
Transfer and filing fees	3,665	3,176	14,838	6,272	30,815
	17,215	13,880	73,100	49,158	232,666

Net Loss For The Period	$(17,215)	$(13,880)	$(73,100)	$(49,158)	$(232,666)
Basic And Diluted Net Loss Per Share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	6,000,000	6,000,000	6,000,000	5,637,363

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
	THREE MONTHS		NINE MONTHS		DECEMBER 9
	ENDED		ENDED		2004 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2010	2009	2010	2009	2010
Net Loss For The Period	$(17,215)	$(13,880)	$(73,100)	$(49,158)	$(232,666)

Other Comprehensive Income
Unrealized foreign currency translation adjustment	(1,339)	351	212	897	3,513

Total Comprehensive Loss For The Period	$(18,554)	$(13,529)	$(72,888)	$(48,261)	$(229,153)
The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO SEPTEMBER 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE
Beginning balance	-	$-	$-	$-	$-	$-
Shares issued for cash at $0.00001	5,000,000	50	-	-	-	50
Net loss for the period	-	-	-	(10,013)	-	(10,013)

Balance, December 31, 2004	5,000,000	50	-	(10,013)	-	(9,963)
Non-cash service from directors	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	(7,604)	-	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	(17,617)	-	(14,567)
Net loss for the year	-	-	-	(6,027)	-	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	(23,644)	-	(20,594)
Net loss for the year	-	-	-	(10,935)	-	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	(34,579)	-	(31,529)
Net loss for the year	-	-	-	(56,522)	3,301	(53,221)

Balance, December 31, 2008	5,000,000	50	3,000	(91,101)	3,301	(84,750)

Shares issued for cash at $0.10	1,000,000	10	99,990	-	-	100,000
Net loss for the year	-	-	-	(68,465)	-	(68,465)

Balance, December 31, 2009	6,000,000	60	102,990	(159,566)	3,301	(53,215)
Net loss for the period	-	-	-	(73,100)	212	(72,888

Balance, September 30, 2010	6,000,000	$60	$102,990	$(232,666)	$3,513	$(126,103

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
 (Stated in U.S. Dollars)
					CUMULATIVE
					PERIOD FROM
					INCEPTION
					DECEMBER 9
	THREE MONTHS ENDED		NINE MONTHS ENDED		2004 TO
	SEPTEMEBER 30		SEPTEMBER 30		SEPTEMBER 30
	2010	2009	2010	2009	2010
Cash Provided By (Used In)
Operating Activities
Net loss for the period	$(17,215)	$(13,880)	$(73,100)	$(49,158)	$(232,666)

Adjustments to reconcile net loss to net cash used by operating activities:
Accrued interest payable	292	-	755	-	1,049
Non-cash services from director	-	-	-	-	3,000

Net changes in non-cash operating working capital items:
Amounts receivable	(1,738)	(668)	(2,317)	(1,477)	(4,771)
Accounts payable and accrued liabilities	18,842	761	44,111	(19,178)	49,266
	181	(13,787)	(30,551)	(69,813)	(184,122)
Financing Activities
Issue of common stock	-	-	-	100,000	100,050
Advances from related parties	(7)	(8,848)	11,465	6,642	84,571
Advances from promissory notes	1,000	-	11,755	-	16,520
	993	(8,848)	23,220	106,642	201,141
Investing Activities
Acquisition of mineral claim interest	-	-	-	-	(8,500)
Advances to FourSpots, Inc. (Note 3)	-	-	(10,000)	-	(10,000)
	-	-	(10,000)	-	(18,500)

Foreign Exchange Effect On Cash	(1,190)	351	362	897	3,513

Net Increase (Decrease) In Cash	(16)	(22,284)	(16,969)	37,726	2,032

Cash, Beginning Of Period	2,048	60,136	19,001	126	-

Cash, End Of Period	$2,032	$37,852	$2,032	$37,852	$2,032

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.      NATURE OF OPERATIONS AND GOING CONCERN

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2009, has been omitted.  The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010.

Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  The Company was formed for the purpose of acquiring exploration and development stage natural resource properties.  The Company has not commenced business operations.  The Company is considered an exploration stage company as defined in the Securities and Exchange Commission (“SEC”) Industry Guide No. 7.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a loss of $232,666 for the period from December 9, 2004 (inception) to September 30, 2010, and has had no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claim.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
 (Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June, 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-01, The FASB Accounting Standards Codification (“ASC”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  This guidance is set forth in Topic 105 (“ASC 105”).  Rules and interpretive releases of the SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  This statement was effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009, which, for the Company, was the interim period ending September 30, 2009.  The adoption of this statement did not have a material effect on its financial results.

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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
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

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties.

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

e)      Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date, the Company has not experienced losses on any of its balances.  The carrying amounts approximated fair market value due to the liquidity of these deposits.  For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
 (Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense items at the rate in effect of the date of transactions.

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

g)	Fair Value of Financial Instruments

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

The following table presents information about the Company’s financial instruments that have been measured at fair value as of September 30, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

		QUOTED	SIGNIFICANT
	FAIR VALUE	PRICES	OTHER
	AT	IN ACTIVE	OBSERVABLE
	SEPTEMBER 30	MARKETS	INPUTS
DESCRIPTION	2010	(LEVEL 1)	(LEVEL 2)

Assets:
Cash	$2,032	$2,032	$-
Amounts receivable	4,771	-	4,771

Assets measured at fair value at September 30, 2010	$6,803	$2,032	$4,771

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
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

ASC Topic 220, “Comprehensive Income”, (formerly SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  From the date of inception, the Company has other cumulative comprehensive income of $3,513.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
 (Unaudited)
(Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)      Stock-Based Compensation

On November 1, 2005, the Company adopted ASC Topic 718, “Compensation – Stock Compensation”, (formerly SFAS 123(R)), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of these transactions.

To September 30, 2010, the Company has not granted any stock options.

3.	ADVANCE TO FOURSPOTS, INC.

By letter agreement dated March 18, 2010, the Company paid an advance of $10,000 to FourSpots, Inc. in connection with a prospective financing and merger between the two companies.  The funds advanced will be returned in full as a formal agreement was not entered into and negotiations were terminated.

4.	MINERAL CLAIM INTEREST

In 2004, the Company, on payment of $8,500 to a related party, Woodburn Holdings Ltd. (“Woodburn”), a British Columbia corporation owned and controlled by the sole director and officer of the Company, acquired the right to conduct exploration activity on one mineral claim (“the Claim”).  The legal title to the claim is held by Woodburn.

The Claim is located on the south end of Polley Lake approximately 90 kilometers northeast of the city of Williams Lake in the Cariboo Mining Division, British Columbia, Canada.  The claim is approximately 500 meters long and 500 meters wide.

To maintain the Claim, a fee of approximately $1,652 must be paid each year.  The claim is currently in good standing until June 15, 2011.

5.      CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

During the year ended December 31, 2009, the Company issued 1,000,000 shares of its common stock for cash proceeds of $100,000.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
 (Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS, AMOUNTS DUE AND PROMISSORY NOTES

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

During the year ended December 31, 2009, the Company entered into a promissory note agreement with a significant shareholder totaling $4,857 (CDN$5,000).  This promissory note bears interest at 8% per annum, is unsecured and is due with accumulated interest on demand.

During the six month period ended September 30, 2010, the Company entered into five new promissory note agreements with two companies controlled by the sole director and officer of the Company and by a significant shareholder,, totaling $11,663. These promissory notes bear interest at 8-10% per annum, are unsecured and are due on demand with accumulated interest.

As at September 30, 2010, a total of $1,049 has been accrued as interest on all notes.

As at September 30, 2010, all other advances, aggregating $84,571, are due to the Company’s director, various significant shareholders and/or corporations associated with them. These advances are unsecured and interest free with no specific terms of repayment.

During the nine months ended September 30, 2010, the Company was charged $24,864, (2009 - $22,500) in rent by a private company with a director in common.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (Continued)

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

Results of Operations

From Inception on December 9, 2004 to September 30, 2010

We have the right to explore one property.  Woodburn Holdings Ltd. paid the cost of staking in the amount of $8,500.  We will begin our exploration plan upon completion of a public offering.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses.  Net cash advances provided by shareholders and their affiliated companies as at September 30, 2010 aggreated $101,091 Of this total $16,520 is covered by promissory notes which bear interest at 8-10% per annum.  Accrued interest owing to September 30, 2010 aggregates $1,049. The balance, aggregating $84,571, is  unsecured, interest free with no specific term of repayment.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section 4(2) of the Securities Act of 1933.  This was accounted for as a purchase of shares of common stock.

As of September 30, 2010, our total assets were $25,303 and our total liabilities were $151,406.

During April 2009 we issued 1,000,000 shares of Common stock in the Company pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $100,000 in the offering.

The Company currently has approximately $2,032 of cash on hand.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2010

INTERNATIONAL GOLD CORP.

BY: “Robert M. Baker”
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