Form 10-K
period 2010-12-31
International Gold Corp.
filed 2011-04-15
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number:   000-53676

INTERNATIONAL GOLD CORP.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada V6C 1H2

  (Address of principal executive offices, including zip code.)

(604) 606-7979

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐   NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☒   NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2010 $0.00.

At April 15, 2011, 6,000,000 shares of the registrant’s common stock were outstanding.

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

ITEM 1.	BUSINESS - continued

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

There are no officers, directors or shareholders of Woodburn Holdings Ltd. other than Mr. Baker. Woodburn is a corporation Mr. Baker uses to conduct a portion of his personal business for the receipt of property in trust such as the mining claims described in this registration statement and for money received for services rendered as a director of International Gold Corp. and for purchasing and selling securities. He conducts a portion of his personal business in Woodburn Holdings because there is a personal tax advantage to him to do so.

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

ITEM 1.	BUSINESS - continued

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

	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2011

Woodburn Holdings Ltd. will deliver full title on demand to us  for as long as the claims are in good standing with the Province of British Columbia. We would have a cause of action against Mr. Baker if the transferred the property to a third party. This is because Mr. Baker, as our sole officer and director, has a fiduciary duty to us. We also believe we would have a cause of action against Woodburn Holdings Ltd. for breaching the trust agreement. In that Mr. Baker, through Woodburn Holdings, is a major shareholder of our company, we believe there is no conflict of interest in this area.

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

ITEM 1.	BUSINESS - continued

Our Mineral Claim

The following is a list of the claim number, date of recording and expiration date of our claim:

	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2011

Our claim measures 500 meters by 500 meters. Information about the property was provided by Mr. Tattersall.

In order to maintain this claim, Woodburn Holdings Ltd. must pay a fee of approximately $2,000 each year. The claim is currently in good standing until June 15, 2011. Afterwards, Woodburn Holdings Ltd. can renew the claim indefinitely, either by performing work or making a payment in lieu of work.

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

We did not rely on technical information in selecting the property. Mr. Baker, our president, was responsible for the selection of the property.

ITEM 1.	BUSINESS - continued

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

ITEM 1.	BUSINESS - continued

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

ITEM 1.	BUSINESS - continued

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

ITEM 1.	BUSINESS - continued

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

We currently do not own any property. We have the right to conduct exploration activities on one mineral claim.  The following is the  tenure number, claim, and expiration date of our claim:

	Date of	Date of
Claim No.	Recording	Expiration
516362	December 10, 2004	June 15, 2011

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

There is no equipment or other infrastructure facilities on the property.

The property was selected by Mr. Baker, our sole officer and director. No technical information was used to select the property.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol “ITGC.OB” There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 10/1/09 to 12/31/09
Third Quarter: 7/1/09 to 9/30/09
Second Quarter: 4/1/09 to 6/30/09
First Quarter: 1/1/09 to 3/31/09

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 10/1/10 to 12/31/10
Third Quarter: 7/1/10 to 9/30/10
Second Quarter: 4/1/10 to 6/30/10
First Quarter: 1/1/10 to 3/31/10

Holders

On April 15, 2011, we had 40 shareholders of record of our common stock.

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

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

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

Use of Proceeds

Please include a narrative discussion regarding how you have spent the proceeds from the public officering.

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

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. To meet our need for cash, we  completed a public offering on April 9, 2009 of 1,000,000 shares for a total of $100,000 USD. We anticipate the need to raise additional funding to stay in business for the next fiscal year as well as complete our exploration of the property, which may include a second public offering, a private placement of securities, or loans from our sole officer or others.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Results of Operations

From Inception on December 9, 2004 to December 31, 2010

We have the right to explore one property. Woodburn Holdings, Ltd. paid the cost of staking in the amount of $8,500.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses. Net cash advances provided by shareholders since inception, on December 9, 2004 to December 31, 2010 , being  $85,382 re unsecured, non-interest bearing loans and $18,291 re advances supported by unsecured promissory notes from related parties.  Note that related parties comprise a significant shareholder and the sole director and officer and two companies controlled by this director.. The loans are not evidenced by any written instruments. The promissory notes bear interest at rates ranging from 8% to 10% per annum., unsecured and with no specific terms of repayment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

As of December 31, 2010, our total assets were $26,829 and our total liabilities were $164,494.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
International Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of International Gold Corp. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations and cash flows for each of the two years in the period ended December 31, 2010, and for the cumulative period from December 9, 2004 (date of inception) to December 31, 2010, and statements of stockholders’ deficiency for the cumulative period from December 9, 2004 (date of inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, and for the cumulative period from December 9, 2004 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative operating cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
April 14, 2011 Chartered Accountants

INTERNATIONAL GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	DECEMBER 31
	2010	2009
ASSETS		(Restated – Note 3)

Current
Cash	$1,981	$19,001
Amounts receivable	6,348	2,454
Advance recoverable	10,000	-
	18,329	21,455

Mineral Claim Interest	8,500	8,500

	$26,829	$29,955

LIABILITIES

Current
Accounts payable and accrued liabilities	$60,821	$5,697
Amounts due to related parties	85,382	72,414
Promissory notes due to related parties	18,291	5,059
	164,494	83,170

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
6,000,000 common shares	60	60

Additional Paid-In Capital	102,990	102,990
Deficit Accumulated During The Exploration Stage	(240,715)	(156,265)
	(137,665)	(53,215)

	$26,829	$29,955

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 9
	YEARS ENDED		2004 TO
	DECEMBER 31		DECEMBER 31
	2010	2009	2010
			(Restated – Note 3)
Revenue	$-	$-	$-

Expenses
Corporate support services	33,652	30,000	79,277
Interest and bank charges	1,677	1,001	4,114
Mineral property costs	2,038	1,886	5,900
Office and sundry	5,458	446	7,680
Professional fees	28,690	24,155	116,808
Transfer and filing fees	12,935	10,977	26,936
	84,450	68,465	240,715

Net Loss For The Period	$(84,450)	$(68,465)	$(240,715)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	6,000,000	5,701,370

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 9
	YEARS ENDED		2004 TO
	DECEMBER 31		DECEMBER 31
	2010	2009	2010
Cash Provided By (Used In)			(Restated – Note 3)

Operating Activities
Net loss for the period	$(84,450)	$(68,465)	$(240,715)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	1,197	294	1,491
Non-cash services from director	-	-	3,000
Net changes in non-cash operating working capital items:
Amounts receivable	(3,894)	(2,329)	(6,348)
Accounts payable and accrued liabilities	55,125	(15,390)	60,130
	(32,022)	(85,890)	(182,442)
Investing Activities
Acquisition of mineral claim interest	-	-	(8,500)
Advance recoverable	(10,000)	-	(10,000)
	(10,000)	-	(18,500)
Financing Activities
Issuance of common stock	-	100,000	100,050
Advances from related parties	12,968	-	86,074
Advances from promissory notes	12,034	4,765	16,799
	25,002	104,765	202,923

Net (Decrease) Increase In Cash	(17,020)	18,875	1,981

Cash, Beginning Of Period	19,001	126	-

Cash, End Of Period	$1,981	$19,001	$1,981

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO DECEMBER 31, 2010
 (Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Beginning balance, December 9, 2004	-	$-	$-	$-	$-

Shares issued for cash at $0.00001	5,000,000	50	-	-	50
Net loss for the period	-	-	-	(10,013)	(10,013)

Balance, December 31, 2004	5,000,000	50	-	(10,013)	(9,963)

Non-cash service from directors	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(7,604)	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	(17,617)	(14,567)

Net loss for the year	-	-	-	(6,027)	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	(23,644)	(20,594)

Net loss for the year	-	-	-	(10,935)	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	(34,579)	(31,529)

Net loss for the year (restated – Note 3)	-	-	-	(53,221)	(53,221)

Balance, December 31, 2008	5,000,000	50	3,000	(87,800)	(84,750)

Shares issued for cash at $0.10	1,000,000	10	99,990	-	100,000
Net loss for the year	-	-	-	(68,465)	(68,465)

Balance, December 31, 2009	6,000,000	60	102,990	(156,265)	(53,215)

Net loss for the year	-	-	-	(84,450)	(84,450)

Balance, December 31, 2010	6,000,000	$60	$102,990	$(240,715)	$(137,665)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in U.S. Dollars)

1.      NATURE OF OPERATIONS AND GOING CONCERN

Organization

International Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.  The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  The Company was formed for the purpose of acquiring exploration stage natural resource properties.  The Company is considered an exploration stage company as defined in the Securities and Exchange Commission (“SEC”) Industry Guide No. 7.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a loss of $244,016 for the period from December 9, 2004 (inception) to December 31, 2010, and has had no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the exploration of its mineral claim.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through private placements of its common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  All dollar amounts are in U.S. dollars unless otherwise noted.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Accounting Standards Codification (“ASC”)  Topic 915, Development Stage Entities, as it devotes substantially all of its efforts to acquiring and exploring mineral properties.  Until such properties are acquired and developed or sold, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

b)	Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred.  The Company assesses the carrying costs for impairment at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the unit-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

c)	Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)      Asset Retirement Obligations

Asset retirement obligations, including environmental expenditures, that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when retirement obligations, including environmental assessments and/or remedial efforts, are probable, and the cost can be reasonably estimated.

e)      Cash and Cash Equivalents

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

f)	Foreign Currency Accounting

The Company’s functional currency is the U.S. dollar.  Head office financing and investing activities are generally in Canadian dollars. Transactions in Canadian currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense items at the rate in effect of the date of transactions.

Gains and losses arising on the settlement of foreign currency denominated transactions or balances are recorded in the statements of operations.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in U.S. Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Fair Value of Financial Instruments

ASC Topic 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.
These tiers include:

•      Level 1 – defined as observable inputs such as quoted prices in active markets;

•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash consists of cash on deposit with a high quality major financial institution. The carrying cost approximates fair value due to the liquidity of these deposits.  The carrying amounts of other financial assets and liabilities comprising amounts receivable, accounts payable and accrued liabilities, and amounts due to related parties, were a reasonable approximation of their fair value.

h)	Use of Estimates and Assumptions

The preparation of financial statements, in conformity with United States generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property acquisitions and values recorded for related party transactions.  Actual results may differ from the estimates.

i)	Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company generated net losses in the period presented, the basic and diluted loss per share are the same, as any exercise of options or warrants would be anti-dilutive.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Comprehensive Loss

Other comprehensive income (loss) (“OCI”) is recorded in accordance with ASC 220-10-45 Comprehensive Income, previously FASB Statement No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized.  OCI includes certain changes in stockholders’ deficiency that are excluded from net income.

k)     Stock-based Compensation

The Company adopted ASC Topic 718, “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of these transactions.  To December 31, 2010, the Company has not granted any stock options.

l)      Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

m)    Comparative Figures

 Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

n)     Recently Adopted Accounting Policies

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements reissued as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010, and it did not impact on the Company’s financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)    Recently Adopted Accounting Policies (Continued)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

3.	PRIOR PERIOD CORRECTION

An adjustment was made to record the foreign exchange gain of $3,301 in the year ended December 31, 2008 in the statements of operations instead of other comprehensive income.  The impact of this prior period correction was to reduce the deficit and accumulated other comprehensive income as at December 31, 2009 and 2008 by this amount.

4.	ADVANCE RECOVERABLE

By a letter agreement dated March 18, 2010, the Company paid an advance of $10,000 to a company in connection with a prospective financing and merger between the two companies.  The funds advanced will be returned in full as a formal agreement was not entered into and negotiations were terminated.

5.	MINERAL CLAIM INTEREST

In 2004, the Company, on payment of $8,500 to a related British Columbia corporation owned and controlled by the sole director and officer of the Company, acquired the right to conduct exploration activities on one mineral claim (“the Claim”).  The legal title to the claim is held by this corporation.

The Claim is located on the south end of Polley Lake approximately 90 kilometres northeast of the city of Williams Lake in the Cariboo Mining Division, British Columbia, Canada.  The claim is approximately 500 meters long and 500 metres wide.  To maintain the Claim, a fee of approximately $2,000 must be paid each year.  The claim is currently in good standing until June 15, 2011.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in U.S. Dollars)

6.	CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

During the year ended December 31, 2009, the Company issued 1,000,000 shares of its common stock for cash proceeds of $100,000.

The Company has no stock option plan, warrants or other dilutive securities.

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Amounts Due to Related Parties

The Company was indebted at December 31, 2010, for unsecured, non-interest bearing loans with no specific terms of repayment, totaling $85,382 (2009 - $72,414). Of that total, $44,368 was due to a significant shareholder. The balance of $41,014 was due to the sole director and officer of the Company and two companies controlled by this director.

b)   Promissory Notes Due to Related Parties

The Company was indebted at December 31, 2010, for unsecured promissory notes due on demand, bearing interest at rates ranging from 8% to 10% per annum, totaling $18,291 (2009 - $5,059).

Of that total, $12,043 was due to a significant shareholder. The balance of $6,248, including accrued interest of $271, was due to a company controlled by the sole director and officer of the Company.

Total interest expense for the year aggregated $1,197 (2009 - $294).

c)   Corporate Support Services

The Company paid and/or accrued for corporate support services of $33,652 (2009 - $30,000) to a company controlled by the sole director and officer of the Company for a 36 month term commencing on April 1, 2010.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in U.S. Dollars)

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.

9.	FINANCIAL INSTRUMENT AND RISK MANAGEMENT

The following table presents information about the Company’s financial instruments that have been measured at fair value as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

2010	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$1,981	$-	$1,981	$1,981
Amounts receivable	2	-	6,348	6,348	6,348
		$1,981	$6,348	$8,329	$8,329

	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities
Accounts payable and accrued liabilities	3	$60,821	$60,821	$60,821
Amounts due to related parties	3	85,382	85,382	85,382

		$146,203	$146,203	$146,203

2009	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$19,001	$-	$19,001	$19,001
Amounts receivable	2	-	2,454	2,454	2,454
		$19,001	$2,454	$21,455	$21,455

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in U.S. Dollars)

9.	FINANCIAL INSTRUMENT AND RISK MANAGEMENT (Continued)

2009	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities
Accounts payable and accrued liabilities	3	$5,697	$5,697	$5,697
Amounts due to related parties	3	72,414	72,414	72,414

		$78,111	$78,111	$78,111

10.	INCOME TAXES

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2009 – 34%) is as follows:

	2010	2009

Expected income tax recovery	$(28,700)	$(23,300)
Increase in valuation allowance	28,700	23,300

	$-	$-

Significant components of deferred income tax assets are as follows:

	2010	2009

Deferred income tax assets	$83,800	$55,100
Valuation allowance	(83,800)	(55,100)

	$-	$-

The Company has approximately $244,000 (2009 - $159,600) in net operating losses carry forward which will expire by 2030 if not utilized.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

11. SUBSEQUENT EVENT

On April 14, 2011, the Company received two loan advances totaling $20,000 from the sole director and officer of the Company and from a company controlled by this director and officer. These advances are unsecured and interest free with no specific terms of repayment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2010, included in this report have been audited by Morgan & Co, Chartered Accountants, as set forth in this annual report.

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

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

●	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
●	The Company does not have a comprehensive and formalized accounting and procedures manual.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

ITEM 9A.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - continued

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2010, the Company’s internal control over financial reporting were ineffective.

ITEM 9A.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - continued

●	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
●	The Company does not have a comprehensive and formalized accounting and procedures manual.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Robert M. Baker 789 West Pender Street, Suite 1010 Vancouver, British Columbia Canada V6C 1H2	57	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors.

The person named above has held his position as secretary since inception and since December 9, 2004, all other offices/positions of our company and is expected to hold his office/position until the next annual meeting of our stockholders.

Background of Our Sole Officer and Director

Since December 9, 2004, Robert Baker has been our secretary and a member of our board of directors, and since May 31, 2007, Mr. Baker has been our president, principal executive officer, treasurer, principal financial officer, and principal accounting officer.  Since March 1, 2006, Robert M. Baker has been the officer and director of Snowdon Resources Corporation, a Nevada corporation, engaged in the business of uranium mining exploration.  From June 2003 to January 2006, Mr. Baker was the president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and a director of Global Green Solutions Inc., a Nevada corporation, engaged in the business of development and acquisition of ecotechnologies.  On January 5, 2006, Mr. Baker resigned as president, principal executive officer, principal financial officer and treasurer.  He continues to hold the positions of secretary and a member of the board of directors.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE - continued

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

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE - continued

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Baker has not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE - continued

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee

We have an audit committee comprised of all of our directors.  Mr. Baker is our sole director.  The committee's role is to act on behalf of the board of directors and oversee all material aspects of the company's reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the board. The audit committee's role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on company processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.  A copy of the audit committee charter was filed as Exhibit 99.2 our 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 7, 2009.

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

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE - continued

The role also includes coordination with other board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

The committee shall consist of the entire board directors.  The committee shall have access to its own counsel and other advisors at the committee's sole discretion.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 our 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 7, 2009.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter was filed as Exhibit 99.3 our 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 7, 2009.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5.

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

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert M. Baker	2010	0	0	0	0	0	0	0	0
President, Secretary	2009	0	0	0	0	0	0	0	0
and Treasurer	2008	0	0	0	0	0	0	0	0

We have not paid any salaries to date, and we do not anticipate paying any salaries at any time in 2011. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth all compensation paid to our directors during the calendar year December 31, 2010. We have not paid any compensation to our directors in 2010 and do not anticipate paying any compensation to our directors in 2011.

Director Compensation
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Robert M. Baker	0	0	0	0	0	0	0

Our sole director does not receive any compensation for serving as a member of the board of directors.

As of the date hereof, we have not entered into an employment contract with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION - continued

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

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

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Robert Baker [1][2]	2,500,000	41.66%
789 West Pender Street, Suite 1010
Vancouver, British Columbia, Canada V6C 1H2 [3]

All Officers and Directors as a Group (1 person)	2,500,000	41.66%

West Peak Ventures of Canada [4]	2,500,000	41.66%
789 West Pender Street, Suite 1010
Vancouver, British Columbia, Canada V6C 1H2

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

[1]
The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.  Mr. Baker, our sole officer and director, is the only “promoter” of our company.

[2]	Mr. Baker holds title to his common stock in the name of Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls.

[3]	Our business office is located at 789 West Pender Street, Suite 1010, Vancouver, British Columbia, Canada V6C 1H2. Our telephone number is (604) 606-7979.

[4]	Timothy Brock exercises share voting and/or dispositive powers with respect to West Peak Ventures of Canada.

ITEM13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

 Our business office is located at  789 West Pender Street, Suite 1010, Vancouver, British Columbia, Canada V6C 1H2. Our telephone number is (604) 606-7979.   We pay a nominal fee of $2,500 for office space and bookkeeping services.  This is the office of Sweetwater Capital Corporation, personally.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$28,052	Morgan & Co., Chartered Accountants
2009	$23,265	Morgan & Co., Chartered Accountants

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Morgan & Co., Chartered Accountants
2009	$0	Morgan & Co., Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Morgan & Co., Chartered Accountants
2009	$0	Morgan & Co., Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Morgan & Co., Chartered Accountants
2009	$0	Morgan & Co., Chartered Accountants

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
14.1	Code of Ethics.				x
10.3	Trust Agreement.	SB-2	12/19/07	10.3
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				x
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee				x
99.3	Disclosure Committee				x

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2011
INTERNATIONAL GOLD CORP.

By:	/s/ Robert M. Baker
Name: Robert M. Baker
Title: President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors