Form 10-K/A
period 2010-12-31
International Gold Corp.
filed 2011-05-18
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K /A
Amendment No. 1

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

Vancouver, Canada	/s/ ”Morgan & Company”

April 14, 2011	Chartered Accountants

Tel: (604) 687 – 5841 Fax: (604) 687 – 0075 www.morgan-cas.com	MEMBER OF	P.O. Box 10007 Pacific Centre Suite 1488 – 700 West Georgia Street Vancouver, BC V7Y 1A1

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
14.1	Code of Ethics.	10-K	4/15/11	14.1
10.3	Trust Agreement.	SB-2	12/19/07	10.3
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				x
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May , 2011
INTERNATIONAL GOLD CORP.

By:	/s/ Robert M. Baker
Name: Robert M. Baker
Title: President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors