Form 10-Q
period 2011-03-31
International Gold Corp.
filed 2011-05-20
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of May 19, 2011.

May 19, 2011

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

MARCH 31, 2011
(Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2011	2010
ASSETS	(Unaudited)

Current
Cash	$574	$1,981
Amounts receivable	1,111	6,348
Advance recoverable	10,000	10,000
	11,685	18,329

Mineral Claim Interest	8,500	8,500

	$20,185	$26,829

LIABILITIES

Current
Accounts payable and accrued liabilities	$66,578	$60,821
Amounts due to related parties	86,203	85,382
Promissory notes due to related parties	19,169	18,291
	171,950	164,494

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
6,000,000 common shares	60	60

Additional Paid-In Capital	102,990	102,990
Deficit Accumulated During The Exploration Stage	(254,815)	(240,715)
	(151,765)	(137,665)

	$20,185	$26,829

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 9
	THREE MONTHS ENDED		2004 TO
	MARCH 31		MARCH 31
	2011	2010	2011

Revenue	$-	$-	$-

Expenses
Corporate support services	8,918	7,500	88,195
Interest and bank charges	753	274	4,867
Mineral property costs	-	-	5,900
Office and sundry	3,271	(230)	10,951
Professional fees	-	5,915	116,808
Transfer and filing fees	1,158	3,628	28,094
	14,100	17,087	254,815

Net Loss For The Period	$(14,100)	$(17,087)	$(254,815)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 9
	THREE MONTHS ENDED		2004 TO
	MARCH 31		MARCH 31
	2011	2010	2011
Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(14,100)	$(17,087)	$(254,815)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	753	184	2,244
Non-cash services from director	-	-	3,000
Foreign exchange adjustment	1,338	-	1,338
Net changes in non-cash operating working capital items:
Amounts receivable	5,237	(514)	(1,111)
Accounts payable and accrued liabilities	5,365	3,156	65,495
	(1,407)	(14,261)	(183,849)
Investing Activities
Acquisition of mineral claim interest	-	-	(8,500)
Advances	-	(10,000)	(10,000)
	-	(10,000)	(18,500)
Financing Activities
Issuance of common stock	-	-	100,050
Advances from related parties	-	2,787	86,074
Advances from promissory notes	-	3,500	16,799
	-	6,287	202,923

Net Decrease In Cash	(1,407)	(17,974)	574

Cash, Beginning Of Period	1,981	19,001	-

Cash, End Of Period	$574	$1,027	$574

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO MARCH 31, 2011
(Unaudited)
 (Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL		TOTAL

Beginning balance, December 9, 2004	-	$-	$-	$-	$-

Shares issued for cash at $0.00001	5,000,000	50	-	-	50
Net loss for the period	-	-	-	(10,013)	(10,013)

Balance, December 31, 2004	5,000,000	50	-	(10,013)	(9,963)

Non-cash service from directors	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(7,604)	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	(17,617)	(14,567)

Net loss for the year	-	-	-	(6,027)	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	(23,644)	(20,594)

Net loss for the year	-	-	-	(10,935)	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	(34,579)	(31,529)

Net loss for the year (restated – Note 3)	-	-	-	(53,221)	(53,221)

Balance, December 31, 2008	5,000,000	50	3,000	(87,800)	(84,750)

Shares issued for cash at $0.10	1,000,000	10	99,990	-	100,000
Net loss for the year	-	-	-	(68,465)	(68,465)

Balance, December 31, 2009	6,000,000	60	102,990	(156,265)	(53,215)

Net loss for the year	-	-	-	(84,450)	(84,450)

Balance, December 31, 2010	6,000,000	60	102,990	(240,715)	(137,665)

Net loss for the period	-	-	-	(14,100)	(14,100)

Balance, March 31, 2011	6,000,000	$60	$102,990	$(254,815)	$(151,765)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
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

As shown in the accompanying financial statements, the Company has incurred accumulated losses of $254,815 for the period from December 9, 2004 (inception) to March 31, 2011, and has had no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the exploration of its mineral claim.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through private placements of its common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-Q.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2010, has been omitted.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
(Unaudited)
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Long-lived Assets (Continued)

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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
(Unaudited)
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
(Unaudited)
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

m)	Comparative Figures

Certain of the comparative figures have been reclassified to conform to the current period’s presentation.

3.	ADVANCE RECOVERABLE

By a letter agreement dated March 18, 2010, the Company paid an advance of $10,000 to a company in connection with a prospective financing and merger between the two companies.  The funds advanced will be returned in full as a formal agreement was not entered into and negotiations were terminated.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
(Unaudited)
 (Stated in U.S. Dollars)

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

The Company was indebted at March 31, 2011 and at December 31, 2010, for unsecured, non-interest bearing loans with no specific terms of repayment, totaling $86,203 (2010 - $85,382). Of that total, $44,912 (2010 - $44,368) was due to a significant shareholder. The balance of $41,291 (2010 - $41,014) was due to the sole director and officer of the Company and two companies controlled by this director.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
(Unaudited)
 (Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

b)	Promissory Notes Due to Related Parties

The Company was indebted at March 31, 2011 and at December 31, 2010, for unsecured promissory notes due on demand, bearing interest at rates ranging from 8% to 10% per annum, totaling $19,169 (2010 - $18,291).

Of that total, $12,618 (2010 - $12,044), including accrued interest of $1,537 (2010 - $1,143) was due to a significant shareholder. The balance of $6,551 (2010 - $6,172), including accrued interest of $555 (2010 - $271), was due to a company controlled by the sole director and officer of the Company.

Total interest expense for the three month period aggregated $363 (2010 - $148).

c)	Corporate Support Services

The Company paid and/or accrued for corporate support services of $8,917 (2010 - $7,500) to a company controlled by the sole director and officer of the Company for a 36 month term commencing on April 1, 2010. The Company was indebted at March 31, 2011 and at December 31, 2010, for these corporate support services in the amount of $34,000 (2010 - $22,533).

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.

8.	FINANCIAL INSTRUMENT AND RISK MANAGEMENT

The following table presents information about the Company’s financial instruments that have been measured at fair value as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

2011	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$574	$-	$574	$574
Amounts receivable	2	-	1,111	1,111	1,111
		$574	$1,111	$1,685	$1,685

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
(Unaudited)
 (Stated in U.S. Dollars)

8.	FINANCIAL INSTRUMENT AND RISK MANAGEMENT (Continued)

2011	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities
Accounts payable and accrued liabilities	3	$61,580	$61,580	$61,580
Amounts due to related parties	3	86,203	86,203	86,206

		$147,783	$147,783	$147,783

2010	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$1,981	$-	$1,981	$1,981
Amounts receivable	2	-	6,348	6,348	6,348
		$1,981	$6,348	$8,329	$8,329

	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities
Accounts payable and accrued liabilities	3	$60,821	$60,821	$60,821
Amounts due to related parties	3	85,382	85,382	85,382

		$146,203	$146,203	$146,203

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

From Inception on December 9, 2004 to March 31, 2011

We have the right to explore one property.  Woodburn Holdings Ltd. paid the cost of staking in the amount of $8,500.  We will begin our exploration plan upon completion of a public offering.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses.  Net cash advances provided by shareholders and their affiliated companies as at March 31, 2011 were$105,372 Of this total $19,169 is covered by unsecured promissory notes which bear interest at 8-10% per annum and have no specific terms of repayment. The remaining balances are unsecured, interest free with no specific term of repayment.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section 4(2) of the Securities Act of 1933.  This was accounted for as a purchase of shares of common stock.

As of March 31, 2011, our total assets were $20,185 and our total liabilities were $171,950.

During April 2009 we issued 1,000,000 shares of Common stock in the Company pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $100,000 in the offering.

The Company currently has approximately $574 of cash on hand.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of May, 2011

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