Form 10-Q
period 2011-06-30
International Gold Corp.
filed 2011-08-22
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-123134

INTERNATIONAL GOLD CORP.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

1111 West Georgia Street, Suite 1720
Vancouver, British Columbia
Canada V6E 4M8

(Address of principal executive offices, including zip code.)

(604) 925-0220

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,250,000 as of August 19, 2011.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4

Statements of Operations for the Six Months ended June 30, 2011 and 2010 (unaudited) and the Cumulative Period from Inception (December 9, 2004) to June 30, 2011 (unaudited)	5

Statements of Cash Flows for the Six months ended June 30, 2011 and 2010 (unaudited) and the Cumulative Period from Inception (December 9, 2004) to June 30, 2011 (unaudited)	6

Statements of Stockholders' Deficiency for the Period from Inception (December 9, 2004) to June 30, 2011 (unaudited)	7

Notes to Financial Statements (unaudited)	8-16

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1A. Risk Factors	20

Item 2. Registered Sales of Equity Securities and Use of Proceeds	20

Item 6. Exhibits	20

SIGNATURES	20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.
 (An Exploration Stage Company)

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2011	2010
	(Unaudited)
ASSETS

Current
Cash	$-	$1,981
Amounts receivable	3,963	6,348
Advance recoverable	10,000	10,000
	13,963	18,329

Mineral Property Deposit	75,000	-
Mineral Claim Interest	8,500	8,500

	$97,463	$26,829

LIABILITIES

Current
Excess of checks issued over funds on deposit	$62	$-
Accounts payable and accrued liabilities	80,557	60,821
Loans payable	90,627	-
Amounts due to related parties	92,299	85,382
Promissory notes due to related parties	19,411	18,291
	282,956	164,494
Contractual Obligations And Commitments (Note 9)
Subsequent Events (Note 11)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
6,250,000 common shares at June 30, 2011 (6,000,000 common shares at December 31, 2010)	63	60

Additional Paid-In Capital	109,237	102,990
Deficit Accumulated During The Exploration Stage	(294,793)	(240,715)
	(185,493)	(137,665)

	$ 97,463	$ 26,829

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD
					FROM
	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION
	JUNE 30		JUNE 30		DECEMBER 9, 2004
	2011	2010	2011	2010	TO JUNE 30, 2011

Revenue	$-	$-	$-	$-	$-

Expenses
Corporate support services	-	8,789	8,917	16,289	88,194
Interest, bank and finance charges	10,746	392	11,499	665	15,613
Mineral property costs	-	-	-	-	5,900
Office, foreign exchange and sundry	3,274	-	6,545	87	14,225
Professional fees	23,608	21,735	23,609	27,650	140,417
Transfer and filing fees	2,350	7,546	3,508	11,173	30,444
	39,978	38,462	54,078	55,864	294,793

Net Loss For The Period	$(39,978)	$(38,462)	$(54,078)	$(55,864)	$(294,793)

Basic And Diluted Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	6,035,714	6,000,000	6,017,956	6,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 9
	SIX MONTHS ENDED		2004 TO
	JUNE 30		JUNE 30
	2011	2010	2011

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(54,078)	$(55,864)	$(294,793)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	1,502	444	2,991
Non-cash services from director	-	-	3,000
Non-cash finance fees	6,250		6,250
Loss on foreign exchange	4,516	1,552	4,517
Net changes in non-cash operating working capital items:
Amounts receivable	2,385	(580)	(3,963)
Accounts payable and accrued liabilities	16,982	24,268	77,113
	(22,443)	(30,180)	(204,885)
Investing Activities
Acquisition of mineral claim interest	-	-	(8,500)
Mineral property deposit	(75,000)	-	(75,000)
Advances	-	(10,000)	(10,000)
	(75,000)	(10,000)	(93,500)
Financing Activities
Issuance of common stock	-	-	100,050
Advances from related parties	5,400	12,642	91,474
Advances from promissory notes	-	10,585	16,799
Advances from loans payable	90,000	-	90,000
	95,400	23,227	298,323

Net Decrease In Cash	(2,043)	(16,953)	(62)

Cash, Beginning Of Period	1,981	19,001	-

(Excess Of Checks Issued Over Funds On Deposit) Cash, End Of Period	$(62)	$2,048	$(62)

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Financing Activity
Common shares issued as financing fee	$6,250	$-	$6,250

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO JUNE 30, 2011
(Unaudited)
 (Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Beginning balance, December 9, 2004	-	$-	$-	$-	$-

Shares issued for cash at $0.00001	5,000,000	50	-	-	50
Net loss for the period	-	-	-	(10,013)	(10,013)

Balance, December 31, 2004	5,000,000	50	-	(10,013)	(9,963)

Non-cash service from directors	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(7,604)	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	(17,617)	(14,567)

Net loss for the year	-	-	-	(6,027)	(6,027)

Balance, December 31, 2006	5,000,000	50	3,000	(23,644)	(20,594)

Net loss for the year	-	-	-	(10,935)	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	(34,579)	(31,529)

Net loss for the year	-	-	-	(53,221)	(53,221)

Balance, December 31, 2008	5,000,000	50	3,000	(87,800)	(84,750)

Shares issued for cash at $0.10	1,000,000	10	99,990	-	100,000
Net loss for the year	-	-	-	(68,465)	(68,465)

Balance, December 31, 2009	6,000,000	60	102,990	(156,265)	(53,215)

Net loss for the year	-	-	-	(84,450)	(84,450)

Balance, December 31, 2010	6,000,000	60	102,990	(240,715)	(137,665)

Shares issued as consideration for a loan	250,000	3	6,247	-	6,250

Net loss for the period	-	-	-	(54,078)	(54,078)

Balance, June 30, 2011	6,250,000	$63	$109,237	$(294,793)	$(185,493)

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011
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

As shown in the accompanying financial statements, the Company has incurred accumulated losses of $294,793 for the period from December 9, 2004 (inception) to June 30, 2011, and has had no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the exploration of its mineral claim.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through private placements of its common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2010.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2010, has been omitted.  The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011
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

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Stock-based Compensation

The Company adopted ASC Topic 718, “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of these transactions.  To June 30, 2011, the Company has not granted any stock options.

k)	Income Taxes

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

4.	MMINERAL PROPERTY DEPOSIT

Pursuant to a letter of intent dated June 14, 2011 the Company paid $75,000 as a deposit towards the acquisition of a Nevada incorporated Limited Liability Company. That company’s wholly owned subsidiary, a private corporation incorporated under the laws of Mexico, holds rights to certain mining concessions located in the State of Chihuahua, Mexico covering approximately 15,980 hectares. A definitive agreement was completed on July 15, 2011 (see Note 11). In the event the transaction does not close, the deposit will be treated as a secured demand loan bearing interest at 5% per annum.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL CLAIM INTEREST

In 2004, the Company, on payment of $8,500 to a related British Columbia corporation owned and controlled by the sole director and officer of the Company, acquired the right to conduct exploration activities on one mineral claim (“the Claim”).  The legal title to the Claim is held by that corporation.

The Claim is located on the south end of Polley Lake approximately 90 kilometers northeast of the city of Williams Lake in the Cariboo Mining Division, British Columbia, Canada.  The claim is approximately 500 meters long and 500 meters wide.  To maintain the Claim, a fee of approximately $2,000 must be paid each year.  The claim is currently in good standing until August 30, 2011.

6.	CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

During the year ended December 31, 2009, the Company issued 1,000,000 shares of its common stock for cash proceeds of $100,000.

During the six month period ended June 30, 2011, the Company issued 250,000 shares of its common stock as partial consideration for a loan. The estimated fair value of this financing fee of $6,250 was expensed during the three months ended June 30, 2011.

The Company has no stock option plan, warrants or other dilutive securities.

7.	LOANS PAYABLE

During the six months ended June 30, 2011, the Company received loan proceeds as follows:

i)	$5,000: unsecured, non-interest bearing, and with no specific terms of repayment;
ii)	$10,000: unsecured, interest at 15% per annum, due on April 20, 2012;
iii)
$75,000: unsecured, interest at 10% per annum, due on August 2, 2011. The loan has not been repaid and the repayment terms will need to be renegotiated with the lender. On June 17, 2011, the Company issued 250,000 shares of its common stock as additional consideration for receiving the loan.

Interest totaling $627 (2010 - $Nil) was accrued during the six months ended June 30, 2011.

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Amounts Due to Related Parties

The Company was indebted at June 30, 2011 and at December 31, 2010, for unsecured, non-interest bearing loans with no specific terms of repayment, totaling $92,299 (2010 - $85,382). Of that total, $45,189 (2010 - $44,368) was due to a significant shareholder. The balance of $47,110 (2010 - $41,014) was due to the sole director and officer of the Company and two companies controlled by this director.  Other amounts due to related parties and included in accounts payable totaled $39,700 at June 30, 2011 (December 31, 2010 - $22,741).

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

b)	Promissory Notes Due to Related Parties

The Company was indebted at June 30, 2011 and at December 31, 2010, for unsecured promissory notes due on demand, bearing interest at rates ranging from 8% to 10% per annum, totaling $19,411 (2010 - $18,291).

Of that total, $12,859 (2010 - $12,044), including accrued interest of $1,679 (2010 - $1,143) was due to a significant shareholder. The balance of $6,552 (2010 - $6,172), including accrued interest of $652 (2010 - $271), was due to a company controlled by the sole director and officer of the Company.

Total interest expense for the six month period ended June 30, 2011 aggregated $917 (2010 - $433).

c)	Corporate Support Services

The Company incurred expenses for corporate support services of $8,917 during the six months ended June 30, 2011 (2010 - $16,289) from a company controlled by the sole director and officer of the Company in connection with an agreement having a 36 month term commencing on April 1, 2010.  The Company was indebted at June 30, 2011 and at December 31, 2010, for these corporate support services in the amount of $34,510 (2010 - $22,533).  The agreement was cancelled by mutual agreement as of March 31, 2011.

9.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.

10.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following table presents information about the Company’s financial instruments that have been measured at fair value as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair values:

JUNE 30, 2011	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Amounts receivable	2	$-	$3,963	$3,963	$3,963
Advance recoverable	2	-	10,000	10,000	10,000
Mineral property deposit	2	-	75,000	75,000	75,000
		$-	$88,963	$88,963	$88,963

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

10.	FINANCIAL INSTRUMENT AND RISK MANAGEMENT (Continued)

JUNE 30, 2011	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities
Excess of checks issued over funds on deposit	1	$62	$62	$62
Accounts payable and accrued liabilities	3	80,557	80,557	80,557
Loans payable	3	90,627	90,627	90,627
Amounts due to related parties	3	92,299	92,299	92,299
Promissory notes due to related parties	3	19,411	19,411	19,411
		$282,956	$282,956	$282,956

DECEMBER 31, 2010	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$1,981	$-	$1,981	$1,981
Amounts receivable	2	-	6,348	6,348	6,348
Advance recoverable	2	-	10,000	10,000	10,000
		$1,981	$16,348	$18,329	$18,329

	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities
Accounts payable and accrued liabilities	3	$60,821	$60,821	$60,821
Amounts due to related parties	3	85,382	85,382	85,382
Promissory notes due to related parties	3	18,291	18,291	18,291
		$164,494	$164,494	$164,494

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

11.	SUBSEQUENT EVENTS

a)
On July 15, 2011, the Company entered into a definitive securities purchase agreement (the “Agreement”) with a limited liability company incorporated in the state of Nevada (the “LLC”) and its member companies (the “Members”) with respect to the proposed acquisition of all of the issued and outstanding membership units of LLC.  The LLC’s wholly owned subsidiary, a private corporation incorporated under the laws of Mexico, holds rights to certain mining concessions located in the State of Chihuahua, Mexico covering approximately 15,980 hectares. Pursuant to the terms of the Agreement the Company has agreed to issue 25,000,000 shares of common stock to the Members and/or their nominees and make an aggregate cash payment of $150,000 to the Mexican subsidiary. Of that amount, $75,000 was advanced on June 20, 2011 and the remaining $75,000 is payable on or before closing. In the event the transaction does not close the advance amount paid will be treated as a secured demand loan bearing interest at 5% per annum.

Closing of the transaction is subject to a number of conditions including: satisfactory completion of both parties’ due diligence; obtaining all necessary governmental, regulatory and third party consents, waivers and approvals; the appointment of two nominees of the Members to the board of directors of the Company; and completion of an interim financing with proceeds intended to be used to fund working capital of the Company.

b)	The Company received $10,000 on July 29, 2011 as proceeds from the sale of 200,000 shares of its common stock. The shares have not yet been issued.

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date the interim financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Our only sources for cash at this time are loans, or investments by others in a public offering or a private placement.

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. To meet our need for cash, the Company completed a public offering on April 9, 2009 of 1,000,000 shares for a total of $100,000 USD.  We need to raise additional funding to stay in business for the next fiscal year, to develop and implement an exploration program for the Polley Lake property if we proceed with that, and $75,000 to complete the purchase agreement through which we will acquire mineral rights to a much larger property in Mexico.

Our sole director, Robert Baker, has continued to advance funds for our operations. Mr. Baker has experience with filing reports required by US and Canadian securities law. Mr. Baker will continue to advance funds to pay the costs of filing reports with the SEC in the event the Company does not have the funds to do so. Mr. Baker’s commitment to paying such costs is oral and not in writing. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

If we are unable to complete any phase of exploration due to lack of funding, we will cease operations until we raise more money. If we are unable to raise any more money, we will cease operations.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geological work, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

From Inception on December 9, 2004 to June 30, 2011

We currently have the right to explore one property at Polley Lake, British Columbia, Canada.  Woodburn Holdings Ltd., a company owned and controlled by our sole director, paid the cost of staking in the amount of $8,500.  We will begin our exploration plan when we have sufficient funds in place to do so.

On July 15, 2011, the Company entered into a definitive securities purchase agreement (the “Agreement”) with a limited liability company incorporated in the state of Nevada (the “LLC”) and its member companies (the “Members”) with respect to the proposed acquisition of all of the issued and outstanding membership units of LLC.  The LLC’s wholly owned subsidiary, a private corporation incorporated under the laws of Mexico, holds rights to certain mining concessions located in the State of Chihuahua, Mexico covering approximately 15,980 hectares. Pursuant to the terms of the Agreement the Company has agreed to issue 25,000,000 shares of common stock to the Members and/or their nominees and to make an aggregate cash payment of $150,000 to the Mexican corporation. If we are successful in acquiring the mineral rights to this new property, it is likely that we will not pursue exploration work on the Polley Lake claim and focus all of our efforts on developing the larger property in Mexico.

Since inception, we have used loans from shareholders to stake the property, to incorporate the company, and for legal and accounting expenses. Net cash advances provided by shareholders and their affiliated companies as at June 30, 2011 were $111,710, including accrued interest. Of this total $19,411 is covered by unsecured promissory notes which bear interest at 8-10% per annum, due on demand. The remaining balances are unsecured, interest free with no specific terms of repayment.

Results of Operations
	Six Months Ended June 30		Change
	2011	2010	Amount	Percentage
Revenue	$-	$-	$-	-
Expenses	$54,078	$55,864	$(1,786)	(3%)
Net Loss	$54,078	$55,864	$(1,786)	(3%)

	Three Months Ended June 30		Change
	2011	2010	Amount	Percentage
Revenue	$-	$-	$-	-
Expenses	$39,978	$38,462	$(1,516)	(3%)
Net Loss	$39,978	$38,462	$(1,516)	(3%)

Revenues

We recorded a net loss of $39,978 for the three month period ended June 30, 2011 and have an accumulated deficit of $294,793 since inception. We have had no operating revenues since our inception on December 9, 2004. We do not anticipate that we will generate any revenues during the period in which we are an exploration stage company.

Expenses – Three month period ended June 30, 2011 compared to the three month period ended June 30, 2010

Items with notable period over period differences are as follows:

	Three Months Ended June 30		Change
	2011	2010	Amount	Percentage
Corporate support services	$-	$8,789	$(8,789)	(100%)
Interest, bank and finance charges	$10,746	$392	$10,354	(2,641%)
Transfer and filing fees	$2,350	$7,546	$(5,196)	(69%)

▪	Corporate support services decreased as the agreement for providing those services was terminated by mutual agreement at the end of March, 2011.
▪
The increase in interest and bank charges was primarily due to accrual of debt interest in 2011 with none applicable in 2010, and the value of shares issued as additional consideration for a loan in 2011 being recorded as a finance charge, with no equivalent in 2010.

▪	The decrease in transfer and filing fees was due to a corresponding decrease in filing required in the second quarter of 2011 compared to the equivalent quarter in the prior year.

Balance Sheet at June 30, 2011 compared to December 31, 2010

Items with notable period-end differences are as follows:

	June 30	December 31	Change
	2011	2010	Amount	Percentage
(Excess of checks issued over funds on deposit)/Cash	$(62)	$1,981	$(2,043)	(103%)
Amounts receivable	$3,963	$6,348	$(2,385)	(38%)
Mineral property deposit	$75,000	$-	$75,000	100%
Accounts payable and accrued liabilities	$80,557	$60,821	$19,736	32%
Loans payable	$90,627	$-	$90,627	100%
Amounts due to related parties	$92,299	$85,382	$6,917	8%
Additional paid-in capital	$109,237	$102,990	$6,247	6%

▪	Cash decreased approximately $2,000 during the six month period ended June 30, 2011 as a result of incoming funds from all sources being less than the amount required to fund operations.
▪	Amounts receivable decreased as recoverable goods and services taxes were lower at June 30, 2011 than at December 31, 2010.
▪
Mineral property deposit increased due to the payment during the current period of $75,000 as the initial half of an amount required as part of an agreement to acquire mineral rights through ownership of a Mexican corporation.

▪	Accounts payable and accrued liabilities increased during the current period primarily due to accrued fees to related parties.
▪	Loans payable increased due to the receipt of $90,000 in loans during the six months ended June 30, 2011.
▪	Additional paid-in capital increased during the six months ended June, 2011 as a result of the issue of 250,000 shares as additional consideration for receiving a loan.

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

During the six months ended June 30, 2011, the Company received loan proceeds as follows:
i)	$5,000: unsecured, non-interest bearing, and with no specific terms of repayment
ii)	$10,000: unsecured, interest at 15% per annum, due on April 20, 2012
iii)
$75,000: unsecured, interest at 10% per annum, due on August 2, 2011. The loan has not been repaid and the repayment terms need to be renegotiated with the lender. On June 17, 2011, the Company issued 250,000 shares of its common stock as additional consideration for receiving the loan.

As of June 30, 2011, our total assets were $97,463 and our total liabilities were $282,956. At June 30, 2011, we had no cash on hand and a small excess of outstanding checks issued over funds on deposit of $62. We received $10,000 on July 29, 2011 as proceeds from the sale of 200,000 shares of our common stock. The shares have not yet been issued.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no sales of unregistered securities in the six months ended June 30, 2011 and subsequently, to the date of this report.

On July 18, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective (File number 333-123134) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. The Company completed this Public offering under the terms described in our Form S-1 Registration Statement and sold 1,000,000 shares of common stock in April 2009.

On June 17, 2011, we issued 250,000 shares of our common stock in partial consideration for a loan, pursuant to Regulation S of the Securities Act of 1933. The shares were issued outside of the United States to a non-US person.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of August, 2011

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