Form 10-Q/A
period 2011-06-30
International Gold Corp.
filed 2011-09-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

The Securities and Exchange Commission has adopted rules requiring companies to provide financial statement information in XBRL (eXtensible Business Reporting Language) to improve the information’s usefulness. International Gold Corp. is required to submit financial information in XBRL for periods ending after June 15, 2011.

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 of International Gold Corp. filed on August 22, 2011 (the “Original Filing”), is being filed in order to provide financial statement information in XBRL in accordance with SEC requirements. This is the first year of XBRL compliance for International Gold Corp. and each amount in the primary financial statements is tagged in XBRL, and each note to the financial statements and certain financial schedules are individually tagged as a block of text. As this is the company’s initial XBRL submission, the company is using the 30 day grace period allowed for filings in that circumstance.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed.  The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	4

Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	5

Statements of Operations for the Six Months ended June 30, 2011 and 2010 (unaudited) and the Cumulative Period from Inception (December 9, 2004) to June 30, 2011 (unaudited)	6

Statements of Cash Flows for the Six months ended June 30, 2011 and 2010 (unaudited) and the Cumulative Period from Inception (December 9, 2004) to June 30, 2011 (unaudited)	7

Statements of Stockholders' Deficiency for the Period from Inception (December 9, 2004) to June 30, 2011 (unaudited)	8

Notes to Financial Statements (unaudited)	9-17

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1A. Risk Factors	21

Item 2. Registered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	21

SIGNATURES	21

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

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of September , 2011

INTERNATIONAL GOLD CORP.

BY:	“Robert M. Baker”
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Label Linkbase