Form 10-Q/A
period 2011-03-31
International Gold Corp.
filed 2011-10-03
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A First Amended

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

i

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q for the period ended March 31, 2011 of International Gold Corp. filed on May 20, 2011 (the “Original Filing”), is being filed in order to correct 1) the conclusion resulting from Management’s evaluation of Controls and Procedures on page 17, and 2) the description of Changes in Internal Control, also on page 17.

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

ii

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

Evaluation of Disclosure Controls and Procedures:  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report primarily due to lack of segregation of duties in financial reporting. As noted in our report on Form 10-K for the period ended December 31, 2010, we also do not have a comprehensive and formalized accounting and procedures manual.

Changes in Internal Control  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of September , 2011

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