Form 10-Q
period 2011-09-30
International Gold Corp.
filed 2011-11-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,250,000 as of November 11, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2011	2010
	(Unaudited)
ASSETS

Current
Cash	$1,763	$1,981
Amounts receivable	7,738	6,348
Advance recoverable	-	10,000
	9,501	18,329

Loan Receivable	75,000	-
Mineral Claim Interest	-	8,500

	$84,501	$26,829

LIABILITIES

Current
Accounts payable and accrued liabilities	$103,330	$60,821
Loans payable	92,709	-
Amounts due to related parties	52,086	85,382
Promissory notes due to related parties	6,385	18,291
	254,510	164,494
Contractual Obligations And Commitments (Note 9)
Subsequent Events (Note 11)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
6,250,000 common shares at September 30, 2011 (6,000,000 common shares at December 31, 2010)	63	60

Additional Paid-In Capital	109,237	102,990
Shares To Be Issued	10,000	-
Deficit Accumulated During The Exploration Stage	(289,309)	(240,715)
	(170,009)	(137,665)

	$84,501	$26,829

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTHS ENDED		NINE MONTHS ENDED		DECEMBER 9, 2004
	SEPTEMBER 30		SEPTEMBER 30		TO
	2011	2010	2011	2010	SEPTEMBER 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Corporate support services	12,305	8,575	21,222	24,864	100,499
Interest, bank and finance charges	2,558	372	14,057	1,058	18,171
Mineral property costs	8,500	2,038	8,500	2,038	14,400
Office, foreign exchange and sundry	(5,037)	1,339	1,508	(125)	9,188
Professional fees	14,978	2,565	38,587	30,215	155,395
Transfer and filing fees	7,493	3,665	11,001	14,838	37,937
	40,797	18,554	94,875	72,888	335,590
Operating Loss, Before Other Income (Expense)	(40,797)	(18,554)	(94,875)	(72,888)	(335,590)

Other Income (Expense)
Gain resulting from debt forgiveness	56,281	-	56,281	-	56,281
Impairment of loan advance	(10,000)	-	(10,000)	-	(10,000)

Net Income (Loss)	$5,484	$(18,554)	$(48,594)	$(72,888)	$(289,309)

Basic And Diluted Net Earnings (Loss) Per Common Share	$0.00	$(0.00)	$(0.01)	$(0.01)
Weighted Average Number Of Common Shares Outstanding	6,250,000	6,000,000	6,096,154	6,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 9
	NINE MONTHS ENDED		2004 TO
	SEPTEMBER 30		SEPTEMBER 30
	2011	2010	2011

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(48,594)	$(72,888)	$(289,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	3,043	755	4,534
Non-cash services from director	-	-	3,000
Non-cash finance fees	6,250	-	6,250
Non-cash mineral property cost	8,500	-	8,500
Gain resulting from debt forgiveness	(56,281)	-	(56,281)
Impairment of loan advance	10,000	-	10,000
Loss on foreign exchange	(1,023)	150	(1,023)
Net changes in non-cash operating working capital items:
Amounts receivable	(1,390)	(2,317)	(7,738)
Accounts payable and accrued liabilities	42,509	44,111	102,639
	(36,986)	(30,189)	(219,428)
Investing Activities
Acquisition of mineral claim interest	-	-	(8,500)
Loan receivable	(75,000)	-	(75,000)
Advances	-	(10,000)	(10,000)
	(75,000)	(10,000)	(93,500)
Financing Activities
Issuance of common stock and subscriptions for cash	10,000	-	110,050
Advances from related parties	11,955	11,465	98,029
Advances from promissory notes	-	11,755	16,799
Advances from loans payable	89,813	-	89,813
	111,768	23,220	314,691

Net Increase (Decrease) In Cash	(218)	(16,969)	1,763

Cash, Beginning Of Period	1,981	19,001	-

Cash, End Of Period	$1,763	$2,032	$1,763

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Financing Activity
Common shares issued as financing fee	$6,250	$-	$6,250

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, DECEMBER 9, 2004, TO SEPTEMBER 30, 2011
(Unaudited)
 (Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL	SHARES TO BE ISSUED AND SUBSCRIPTIONS RECEIVED	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Beginning balance, December 9, 2004		$-	$-	$-	$-	$-

Shares issued for cash at $0.00001	5,000,000	50	-	-	-	50
Net loss for the period	-	-	-	-	(10,013)	(10,013)

Balance, December 31, 2004	5,000,000	50	-	-	(10,013)	(9,963)

Non-cash service from directors	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	-	(7,604)	(7,604)

Balance, December 31, 2005	5,000,000	50	3,000	-	(17,617)	(14,567)

Net loss for the year	-	-	-	-	(6,027)	(6,027)

Balance, December 31, 2006	5,000000	50	3,000	-	(23,644)	(20,594)

Net loss for the year	-	-	-	-	(10,935)	(10,935)

Balance, December 31, 2007	5,000,000	50	3,000	-	(34,579)	(31,529)

Net loss for the year	-	-	-	-	(53,221)	(53,221)

Balance, December 31, 2008	5,000,000	50	3,000	-	(87,800)	(84,750)

Shares issued for cash at $0.10	1,000,000	10	99,990	-	-	100,000
Net loss for the year	-	-	-	-	(68,465)	(68,465)

Balance, December 31, 2009	6,000,000	60	102,990	-	(156,265)	(53,215)

Net loss for the year	-	-	-	-	(84,450)	(84,450)

Balance, December 31, 2010	6,000,000	60	102,990	-	(240,715)	(137,665)

Shares issued as consideration for a loan	250,000	3	6,247	-	-	6,250
Shares issuable for cash	-	-	-	10,000	-	10,000
Net loss for the period	-	-	-	-	(48,594)	(48,594)

Balance, September 30, 2011	6,250,000	$63	$109,237	$10,000	$(289,309)	$(170,009)

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

International Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.  The Company was formed for the purpose of acquiring exploration stage natural resource properties. The Company currently has no properties and is not conducting any exploration work.  The Company has not yet realized any revenues from its operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred accumulated losses of $289,309 for the period from December 9, 2004 (inception) to September 30, 2011, and has had no revenue.  The future of the Company is dependent upon its ability to obtain new financing.  Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through private placements of its common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2010.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2010, has been omitted.  The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
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

The Company’s financial statements have been prepared using the accrual method of accounting and according to the provisions of Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. To date, the Company devoted substantially all of its efforts to acquiring and exploring mineral properties. It currently has no properties and no exploration program.

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

SEPTEMBER 30, 2011
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

SEPTEMBER 30, 2011
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

SEPTEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Stock-based Compensation

The Company adopted ASC Topic 718, “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of these transactions.  To September 30, 2011, the Company has not granted any stock options.

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

By a letter agreement dated March 18, 2010, the Company paid an advance of $10,000 to a company in connection with a prospective financing and merger between the two companies.  The funds advanced were to be returned in full as a formal agreement was not entered into and negotiations were terminated. The Company has concluded that the advance is unlikely to be recovered due to ongoing financial difficulties experienced by the company that received the advance. The full amount of the advance has therefore been impaired. The Company will continue to pursue recovery of the advance.

4.	LOAN RECEIVABLE

On July 15, 2011, the Company entered into a definitive securities purchase agreement (the “Agreement”) with a limited liability company incorporated in the state of Nevada (the “LLC”) and its member companies (the “Members”) with respect to the proposed acquisition of all of the issued and outstanding membership units of LLC.  The LLC’s wholly owned subsidiary, a private corporation incorporated under the laws of Mexico, holds rights to certain mining concessions located in the State of Chihuahua, Mexico covering approximately 15,980 hectares. Pursuant to the terms of the Agreement the Company agreed to issue 25,000,000 shares of common stock to the Members and/or their nominees and make an aggregate cash payment of $150,000 to the Mexican subsidiary. Of that amount, $75,000 was advanced on June 20, 2011 and the remaining $75,000 was payable on or before closing. In the event the transaction did not close, the advance amount paid was to be treated as a secured demand loan bearing interest at 5% per annum.

Closing of the transaction was subject to a number of conditions including: satisfactory completion of both parties’ due diligence; obtaining all necessary governmental, regulatory and third party consents, waivers and approvals; the appointment of two nominees of the Members to the board of directors of the Company; and completion of an interim financing with proceeds intended to be used to fund working capital of the Company.

The 25,000,000 shares were not issued and none of the closing conditions described above were completed. The parties agreed on September 27, 2011 to a mutual release and cancellation of the Agreement. The LLC acknowledged the $75,000 as a loan from the Company, bearing interest at 5% per annum and indicated it will use best efforts to repay the loan in a timely manner. That amount is now reflected on the Balance Sheet as a Loan Receivable.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL CLAIM INTEREST

In 2004, the Company, on payment of $8,500 to a related British Columbia corporation owned and controlled by the sole director and officer of the Company, acquired the right to conduct exploration activities on one mineral claim (“the Claim”).  The legal title to the Claim was held by that corporation.

The Claim is located on the south end of Polley Lake approximately 90 kilometres northeast of the city of Williams Lake in the Cariboo Mining Division, British Columbia, Canada.  The claim is approximately 500 meters long and 500 metres wide.  To maintain the Claim, a fee of approximately $2,000 must be paid each year.

The Company decided not to pursue exploration activities on the Claim. On October 27, 2011, the related British Columbia corporation owned and controlled by the sole director and officer of the Company sold the Claim to a third party. The mineral claim interest has therefore been expensed and charged to Mineral property costs in the current period.

6.	CAPITAL STOCK

On December 10, 2004, pursuant to a private placement, the Company sold 5,000,000 shares of its common stock at $0.00001 per share for cash.

During the year ended December 31, 2009, the Company issued 1,000,000 shares of its common stock for cash proceeds of $100,000.

During the nine month period ended September 30, 2011 the Company:
▪	Issued 250,000 shares of its common stock as partial consideration for a loan. The $6,250 estimated fair value of this financing fee was expensed during the period.
▪	Received $10,000 as a subscription for 200,000 shares of its common stock. The shares have not yet been issued and are included on the Balance Sheet as Shares To Be Issued.

The Company has no stock option plan, warrants or other dilutive securities.

7.	LOANS PAYABLE

During the nine months ended September 30, 2011, the Company received loan proceeds as follows:
i)	$4,813 ($5,000 Canadian): unsecured, non-interest bearing, and with no specific terms of repayment;
ii)	$10,000: unsecured, interest at 15% per annum, due on April 20, 2012;
iii)
$75,000: unsecured, interest at 10% per annum, due on August 2, 2011. The loan has not been repaid and the repayment terms will need to be renegotiated with the lender. On June 17, 2011, the Company issued 250,000 shares of its common stock as additional consideration for receiving the loan.

Interest totaling $2,896 (2010 - $Nil) was accrued on the loan amounts during the nine months ended September 30, 2011.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Amounts Due to Related Parties

The Company was indebted at September 30, 2011 and at December 31, 2010, for unsecured, non-interest bearing loans with no specific terms of repayment, totaling $52,086 and $85,382 respectively. The total amount (2010 - $41,014) was due to the sole director and officer of the Company and a company or companies controlled by this director. $Nil (December 31, 2010 - $44,368) was due to a significant shareholder.

Other amounts due to the above noted related parties and included in accounts payable totaled $34,599 at September 30, 2011 (December 31, 2010 - $22,741). See also Note 8 d).

b)	Promissory Notes Due to Related Parties

The Company was indebted at September 30, 2011 for unsecured promissory notes due on demand, bearing interest at 8% per annum, totaling $6,385, including accrued interest (December 31, 2010 - $18,291).

The balance of $6,385 (December 31, 2010 - $6,248), including accrued interest of $612 (December 31, 2010 - $271), was due to a company controlled by the sole director and officer of the Company.  $Nil (December 31, 2010 - $12,044 including accrued interest of $1,143) was due to a significant shareholder.

Total interest accrued for the nine month period ended September 30, 2011 aggregated $612 (September 30, 2010 - $1,049).
See also Note 8 d).

c)	Corporate Support Services

The Company incurred expenses for corporate support services of $8,917 during the nine months ended September 30, 2011 (September 30, 2010 - $24,864) from a company controlled by the sole director and officer of the Company in connection with an agreement having a 36 month term commencing on April 1, 2010.  The Company was indebted for these corporate support services in the amount of $31,373 at September 30, 2011 and at $22,533 at December 31, 2010.  The agreement was cancelled by mutual agreement, with no support service amounts payable after March 31, 2011. During the current period, the above company controlled by the sole director and officer of the Company assigned all amounts owed to it by the Company to a second company controlled by the sole director and officer of the Company.

d)	Debt Forgiveness by a Significant Shareholder

As a result of negotiations between the sole director and officer of the Company and a now former significant shareholder in connection with business arrangements between them outside of the Company, the former significant shareholder forgave all amounts due from the Company to him totaling $56,281. This was comprised of $12,501 of promissory notes and accrued interest, and $43,779 of non-interest bearing advances.  The total amount was recorded on the Statement of Operations for the current period as a gain resulting from debt forgiveness. In addition, the former significant shareholder sold all of his 2,500,000 shares of the Company to a company controlled by the sole director and officer of the Company.

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

9.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.

10.	FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10 Fair Value Measurements also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Valuation is determined using model-based techniques with significant assumptions not observable in the market.

The following tables present information about the Company’s financial instruments that have been measured at fair value as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair values:

SEPTEMBER 30, 2011	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$1,763	$-	$1,763	$1,763
Amounts receivable	2	-	7,738	7,738	7,738
Loan receivable	2	-	75,000	75,000	75,000
		$1,763	$82,738	$84,501	$84,501

SEPTEMBER 30, 2011	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities
Accounts payable and accrued liabilities	3	$103,331	$103,331	$103,331
Loans payable	3	92,709	92,709	92,709
Amounts due to related parties	3	52,086	52,086	52,086
Promissory notes due to related parties	3	6,385	6,385	6,385
		$254,510	$254,510	$254,510

INTERNATIONAL GOLD CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(Unaudited)
(Stated in U.S. Dollars)

10.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

DECEMBER 31, 2010	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$1,981	$-	$1,981	$1,981
Amounts receivable	2	-	6,348	6,348	6,348
Advance recoverable	2	-	10,000	10,000	10,000
		$1,981	$16,348	$18,329	$18,329

DECEMBER 31, 2010	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities
Accounts payable and accrued liabilities	3	$60,821	$60,821	$60,821
Amounts due to related parties	3	85,382	85,382	85,382
Promissory notes due to related parties	3	18,291	18,291	18,291
		$164,494	$164,494	$164,494

11.	SUBSEQUENT EVENTS

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

Plan of Operation

We are a start-up, exploration stage company and have not yet generated any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated until after we can acquire mineral and exploration rights to a property or properties, explore those properties, locate commercially viable mineralized deposits and proceed with development of the deposits.  There is no certainty that we will be able to complete any of those steps. Our only sources for cash at this time are loans, or investments by others in a public offering or a private placement.

To meet our need for cash, the Company completed a public offering on April 9, 2009 of 1,000,000 shares for a total of $100,000.  A second offering was completed on July 29, 2011 of 200,000 shares for a total of $10,000. We need to raise additional funding to maintain the Company for the next fiscal year. We no longer hold exploration rights for any mineral properties. Therefore exploration programs previously considered for the Polley Lake and Mexican properties will not proceed. We are actively seeking new properties that are suitable for a small scale mineral exploration program.

Our sole director, Robert Baker, has continued to advance funds for our operations. Mr. Baker has experience with filing reports required by US and Canadian securities law. Mr. Baker intends to continue to advance funds to pay the costs of filing reports with the SEC in the event the Company does not have the funds to do so. At the present time, we have not made any arrangements to raise additional cash. Other than as described in this paragraph, we have no other financing plans.

We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore.

We do not intend to hire additional employees at this time. When we acquire mineral rights to new properties all of the work on the properties will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geological work, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is not sufficient historical financial information about us upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

From Inception on December 9, 2004 to September 30, 2011

We currently hold no mineral exploration rights for any properties but we are actively seeking new properties that are suitable for a small scale mineral exploration program.

In 2004 we paid $8,500 to a related British Columbia corporation owned and controlled by the sole director and officer of the Company and acquired the right to conduct exploration activities on one mineral claim (“the Claim”).  The legal title to the Claim was held by that corporation. The Claim is located on the south end of Polley Lake approximately 90 kilometers northeast of the city of Williams Lake in the Cariboo Mining Division, British Columbia, Canada.  The claim is approximately 500 meters long and 500 metres wide.  To maintain the Claim, a fee of approximately $2,000 must be paid each year.

We decided not to pursue exploration activities on the Claim due to lack of funding. On October 27, 2011, the related British Columbia corporation owned and controlled by our sole director and officer sold the Claim to a third party. The mineral claim interest has therefore been expensed and charged to Mineral property costs in the current period.

On July 15, 2011, we entered into a definitive securities purchase agreement (the “Agreement”) with a limited liability company incorporated in the state of Nevada (the “LLC”) and its member companies (the “Members”) with respect to the proposed acquisition of all of the issued and outstanding membership units of LLC.  The LLC’s wholly owned subsidiary, a private corporation incorporated under the laws of Mexico, holds rights to certain mining concessions located in the State of Chihuahua, Mexico covering approximately 15,980 hectares. Pursuant to the terms of the Agreement we agreed to issue 25,000,000 shares of common stock to the Members and/or their nominees and make an aggregate cash payment of $150,000 to the Mexican subsidiary. Of that amount, $75,000 was advanced on June 20, 2011 and the remaining $75,000 was payable on or before closing. In the event the transaction did not close, the advance amount paid was to be treated as a secured demand loan bearing interest at 5% per annum.

Closing of the transaction was subject to a number of conditions including: satisfactory completion of both parties’ due diligence; obtaining all necessary governmental, regulatory and third party consents, waivers and approvals; the appointment of two nominees of the Members to our board of directors; and completion of an interim financing with proceeds intended to be used to fund our working capital.

The 25,000,000 shares were not issued and none of the closing conditions described above were completed. The parties agreed on September 27, 2011 to a mutual release and cancellation of the Agreement. The LLC acknowledged in writing that the $75,000 is a loan from us, bearing interest at 5% per annum and indicated it will use best efforts to repay the loan in a timely manner. That amount is now reflected on the Balance Sheet as a Loan Receivable.

Since inception, we have used loans from shareholders to stake mineral property, to incorporate the company, and for legal and accounting expenses. Net cash advances provided by shareholders and their affiliated companies as at September 30, 2011 were $93,070, including accrued interest. Of this total $6,385 is covered by unsecured promissory notes which bear interest at 8% per annum, due on demand. The remaining balances are unsecured, interest free with no specific terms of repayment.

Results of Operations
	Nine Months Ended September 30		Change
	2011	2010	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	94,875	72,888	21,987	30%
Operating Loss, Before Other Income (Expense)	(94,875)	(72,888)	(21,987)	30%
Other Income (Expense)	46,281	-	46,281	-
Net Income (Loss)	$(48,594)	$(72,888)	$24,294	(33%)

	Three Months Ended September 30		Change
	2011	2010	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	40,797	18,554	22,243	120%
Operating Loss, Before Other Income (Expense)	(40,797)	(18,554)	(22,243)	120%
Other Income (Expense)	46,281	-	46,281	-
Net Income (Loss)	$5,484	$(18,554)	$24,038	(130%)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

We recorded net income of $5,484 for the three month period ended September 30, 2011 and have an accumulated deficit of $289,309 since inception. We have had no operating revenues since our inception on December 9, 2004. Given that we have no current operations, we are not currently able to forecast when we will generate any revenues.

Expenses – Three month period ended September 30, 2011 compared to the three month period ended September 30, 2010

Items with notable period over period differences are as follows:

	Three Months Ended September		Change
	2011	2010	Amount	Percentage
Corporate support services	$12,305	$8,575	$3,730	43%
Interest, bank and finance charges	$2,558	$372	$2,186	588%
Mineral property costs	$8,500	$2,038	$6,462	317%
Office, foreign exchange and sundry	$(5,037)	$1,339	$(6,376)	(476%)
Professional fees	$14,978	$2,565	$12,413	484%
Transfer and filing fees	$7,493	$3,665	$3,828	104%
Gain resulting from debt forgiveness	$56,281	$-	$56,281	-
Impairment of loan advance	$(10,000)	$-	$(10,000)	-

▪	Corporate support services increased as the current quarter included costs under a new agreement for providing those services for May and June, 2011 which had not been previously agreed.
▪	The increase in interest and bank charges was primarily due to accrual of debt interest in 2011 with none applicable in 2010.
▪
Mineral property costs increased due to the write off of an $8,500 mineral claim interest when exploration work on the Polley Lake claim was ended and the claim was sold by the company which had granted the exploration rights to us.

▪	Office, foreign exchange and sundry decreased primarily due to an unrealized foreign exchange gain in the current period relating to Canadian dollar denominated payable amounts.
▪
Professional fees increased due to a current period expense for legal fees in connection with the agreement that was not completed to acquire mineral exploration rights to certain properties in Mexico.

▪	Transfer and filing fees increased primarily due to costs for new SEC filing requirements that mandate financial statements in XBRL format.
▪
As a result of negotiations between our sole director and officer and a significant shareholder in connection with business arrangements between them outside of the Company, the significant shareholder forgave all amounts due from us to him and companies controlled by him totaling $56,281.

▪
In March, 2010, we paid an advance of $10,000 to a company in connection with a prospective financing and merger between our two companies.  The funds advanced were to be returned in full as a formal agreement was not entered into and negotiations were terminated. We have concluded that the advance is unlikely to be recovered due to ongoing financial difficulties experienced by the company that received the advance. The full amount of the advance has therefore been impaired.

Balance Sheet at September 30, 2011 compared to December 31, 2010

Items with notable period-end differences are as follows:

	September 30	December 31	Change
	2011	2010	Amount	Percentage
Advance recoverable	$-	$10,000	$(10,000)	(100%)
Loan receivable	$75,000	$-	$75,000	-
Mineral claim interest	$-	$8,500	$(8,500)	(100%)
Accounts payable and accrued liabilities	$103,330	$60,821	$42,509	70%
Loans payable	$92,709	$-	$92,709	-
Amounts due to related parties	$52,086	$85,382	$33,296	(39%)
Promissory notes due to related parties	$6,385	$18,291	$(11,906)	(65%)
Additional paid-in capital	$109,237	$102,990	$6,247	6%
Shares to be issued	$10,000	$-	$10,000	-

▪
In March, 2010, we paid an advance of $10,000 to a company in connection with a prospective financing and merger between our two companies.  The funds advanced were to be returned in full as a formal agreement was not entered into and negotiations were terminated. We have concluded that the advance is unlikely to be recovered due to ongoing financial difficulties experienced by the company that received the advance. The full amount of the advance has therefore been impaired.

▪
The Loan receivable increase resulted from the mutual release and cancellation of an agreement through which we would acquire rights to certain mining concessions in Mexico. We had advanced $75,000 as a deposit under the terms of the agreement. In the event the transaction did not close, the advance amount paid was to be treated as a secured demand loan bearing interest at 5% per annum.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at September 30, 2011 compared to December 31, 2010 (Continued)

▪
We wrote off an $8,500 mineral claim interest when exploration work on the Polley Lake claim was ended and the claim was subsequently sold by the company which had granted the exploration rights to us.

▪
Accounts payable increased primarily due to unpaid 2011 costs for legal services (approximately $14,000); corporate support services ($approximately $23,000); and consulting services (approximately $4,000).

▪	Accounts payable and accrued liabilities increased during the current period primarily due to accrued fees to related parties.
▪	Loans payable increased due to the receipt of approximately $90,000 in loans during the nine months ended September 30, 2011, plus the related accrued interest.
▪	Amounts due to related parties decreased primarily as a result of the forgiveness by a related party of amounts due to them.
▪	Promissory notes due to related parties also decreased due to the forgiveness by a related party of amounts due to them.
▪	Additional paid-in capital increased during the nine months ended September 30, 2011 as a result of the issue of 250,000 shares as additional consideration for receiving a loan.
▪	In July, 2011 we received $10,000 as a subscription for 200,000 shares of our common stock. The shares have not yet been issued and are included on the Balance Sheet as Shares To Be Issued.

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

During the nine months ended September 30, 2011, the Company:
a)           received loan proceeds as follows:
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

b)	received $10,000 as a subscription for 200,000 shares of its common stock. The shares have not yet been issued and are included on the Balance Sheet as Shares To Be Issued.

As of September 30, 2011, our total assets were $84,501 and our total liabilities were $254,510. At September 30, 2011, we had cash on hand totaling $1,763.

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

Changes in Internal Control Over Financial Reporting:   The following changes in our internal control over financial reporting during the quarter ended September 30, 2011 have materially affected our internal control over financial reporting.

During the quarter ended September 30, 2011, we engaged two outside consultants to assist us with completion of our financial statements for the period ended June 30, 2011 and subsequent periods, and to review the information provided by our bookkeeper for those periods. The consultants are very experienced in accounting and financial statement reporting in US GAAP. We believe that these measures have offset the lack of segregation of duties that existed prior to the current period and the fact that we do not have a comprehensive and formalized accounting and procedures manual. Those items were identified as being material weaknesses during the periods ended December 31, 2010, March 31, 2011, and June 30, 2011.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as described below, we had no sales of unregistered securities in the nine months ended September 30, 2011 and subsequently, to the date of this report.

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

On July 29, 2011, we received $10,000 and a subscription for the purchase of 200,000 shares of our common stock, pursuant to regulation S of the Securities Act of 1933. The subscriber was a non-US person outside of the United States. The shares have not yet been issued.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of November, 2011

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