Form 10-K
period 2011-12-31
International Gold Corp.
filed 2012-04-13
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number:   000-53676

INTERNATIONAL GOLD CORP.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

1111 West Georgia Street, Suite 1720
Vancouver, British Columbia
Canada V6E 4M8

  (Address of principal executive offices, including zip code.)

(604) 687-0760

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐   NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☐   NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☑   NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2011: $312,500 (based on sales of common equity).

At April 10, 2012 6,250,000 shares of the registrant’s common stock were outstanding.

Forward Looking Statements.

This annual report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks and the risks set out below, any of which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of future revenue and profitability based upon our current financial condition and history of losses;

•	our lack of operating history;

•	risks relating to our liquidity;

•	risks related to the market for our common stock and our ability to dilute our current shareholder’s interest;

•	risks related to our ability to locate and proceed with a new project or business for which we can obtain funding;

•	risks related to our ability to obtain adequate financing on a timely basis and on acceptable terms; and

•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I.

ITEM 1.	BUSINESS.

Company History

We were incorporated in the State of Nevada on December 9, 2004. We planned to engage in the acquisition and exploration of mining properties. The Company currently has no properties, is not conducting any exploration work and is therefore currently not in the “exploration stage”. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 1111 West Georgia Street, Suite 1720, Vancouver, British Columbia, Canada V6E 4M8.

We have no revenues, have losses since inception, have no operations, and have been issued a going concern opinion by our auditor. We are relying upon the sale of securities and loans to fund our operations.

Canadian mining claim

The property on which we held an interest in the mineral rights is in British Columbia, Canada. The claim is located on the south end of Polley Lake approximately 90 kilometers northeast of the city of Williams Lake in the Cariboo Mining Division of British Columbia.  The claim is approximately 500 meters long and 500 meters wide.  To maintain the claim, a fee of approximately $2,000 must be paid each year to the provincial government.

We did not have any ownership rights in the underlying property, nor did we hold title to the mineral claim itself. The claim is a mining lease issued pursuant to the British Columbia Mineral Act. The lessee, Woodburn Holdings Ltd. (“Woodburn”), a British Columbia corporation entirely owned and controlled by our sole officer and director, Robert Baker, had exclusive rights to mine and recover all of the minerals contained within the boundaries of the lease.

The claim was held on our behalf by Woodburn on the understanding that the title to the mineral claim would be transferred to us on demand in the event that we found mineralize material and decide to proceed with our mining activities. The claim was recorded in Woodburn’s name because under British Columbia law, mineral claims may only be held by British Columbia residents, including British Columbia corporations. Since we are an American corporation, we can not hold mineral claims directly. In order to hold title in compliance with the law, we would have had to incorporate a British Columbia wholly owned, subsidiary corporation and have it hold the claim. We felt that the costs associated with forming and operating a subsidiary include legal fees, accounting fees and filing fees were prohibitive for a company with our limited funding. A subsidiary would be formed in the event that mineralized material was found on the claim and we decided to proceed with mining activities.

In December 2004, Woodburn paid to stake the mineral claim and then purchased the claim from a non-affiliated third party for $8,500. We then acquired the right from Woodburn to conduct mineral exploration activities on the claim for $8,500. Initially the cost was reflected on our balance sheet as a Mineral Claim Interest. No work was performed on the property. In the current year, due to adverse economic conditions and the increasing difficulty of raising funding for small scale mining exploration, we decided not to pursue exploration activities on the claim. On October 27, 2011, Woodburn sold the claim to a third party. The mineral claim interest has therefore been expensed and charged to Mineral property costs in the current year.

Mining concessions in Mexico

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

The 25,000,000 shares were not issued and none of the closing conditions described above were completed. The parties agreed on September 27, 2011 to a mutual release and cancellation of the Agreement. The LLC acknowledged the $75,000 as a loan from us, bearing interest at 5% per annum and indicated it will use best efforts to repay the loan in a timely manner. The loan is secured by the assets of the LLC and the Company expects to be repaid. However as collectability is uncertain, management has made a provision for loan loss in the current year of $76,418 for the full amount of the loan plus accrued interest.

ITEM 1.	BUSINESS. - continued

Current Status

We are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and minimal cash.

We currently have no definitive agreements or understandings with any prospective business combination or project candidates and there are no assurances that we will find a suitable business with which to combine or project to acquire. The implementation of our business objectives is wholly contingent upon a business combination or project acquisition and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination or project acquisition which we believe has significant growth potential.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities law that regulate initial public offerings.

We have no employees. The services of our president and CEO, Robert M. Baker, are provided through a consulting agreement effective January1, 2012 with a company owned by Mr. Baker. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of whom will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

In evaluating a prospective target business or project, we will consider a variety of factors, including the following:

-	experience and skill of management and availability of additional personnel of the target business or project;
-	costs associated with effecting the business combination or project acquisition;
-	equity interest retained by our stockholders in any merged entity;
-	growth potential of the target business or project;
-	capital requirements of the target business or project;
-	capital available to the target business or project;
-	stage of development of the target business or project
-	proprietary features and degree of intellectual property or other protection of the target business or project;
-	the financial statements of the target business or project; and
-	the regulatory environment in which the target business or project operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business or project will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business or project, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business or project (including conducting a due diligence review) and to structure and consummate the business combination or project acquisition (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or project or are engaged in active negotiation of a business combination or project acquisition.

We anticipate that various prospective target businesses or projects will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below before purchasing our common stock. The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE LIMITED OPERATING HISTORY OR BASIS FOR EVALUATING OUR PROSPECTS.

In considering whether to invest in our common stock, you should consider that we have earned no revenues to date and there is only limited historical financial and operating information available on which to base your evaluation of our performance. We have no operating business or immediate plans to develop one. We are currently seeking to enter into a merger or business combination with another company, or acquire a project. Our efforts are limited to meeting our regulatory filing requirements and searching for a merger target or project to acquire.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations. We have limited resources, no revenues from operations to date and our cash on hand will not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues until, at the earliest, the consummation of a merger or acquisition of a project and we cannot ascertain our capital requirements until such time.

WE WILL BE ABLE TO EFFECT AT MOST ONE MERGER, AND THUS ARE NOT LIKELY TO HAVE A DIVERSIFIED BUSINESS.

Our resources are limited and we will most likely have the ability to effect only a single merger, or acquisition of a business or project. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger or acquisition of a business or project. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger or acquire a new project will be dependent upon the efforts of our president, Robert M. Baker. We have not obtained any "key man" life insurance for Mr. Baker. The loss of the services of Mr. Baker would have a material adverse effect on our business objectives and success. We rely upon the expertise of Mr. Baker and do not anticipate that we will hire additional personnel unless required after a merger or project acquisition is completed.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OR BUSINESS PROJECTS OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a limited number of business opportunities which could reduce the likelihood of consummating a successful business combination or project acquisition. We are and will continue to be a very small participant in the business of seeking mergers with, joint ventures with or acquisitions of small private and public entities or projects. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies or projects that may be desirable targets for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination or project acquisition. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination or project acquisition.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION OR PROJECT.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. While management intends to seek a business combination or project with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination or acquire a new project, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity or business project. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination or acquire a new project. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination or acquire a new project on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

ITEM 1A.	RISK FACTORS. - continued

CURRENT SHAREHOLDERS COULD BE SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION OR PROJECT ACQUISITION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of our Common Stock. There are currently 93,750,000 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination or project acquisition, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING SHAREHOLDER.

Our sole director and officer, Robert M. Baker beneficially owns 80% of the outstanding shares of our Common Stock. As a result, this shareholder is able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTCQB operated by the OTC Markets Group which provides significantly less liquidity than a securities exchange (such as the NYSE Amex or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

There is currently a limited volume of trading in our common stock, and often there has been no trading activity at all. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 1 B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently do not own any property.

Our principal offices are located at 1111 West Georgia Street, Suite 1720, Vancouver, British Columbia, Canada V6E 4M8. The office space is currently provided at no charge by the consulting firm that we use for compliance services.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which our company is a party, and no such proceedings are known by us to be contemplated.

There is no material proceeding to which any director, officer, or affiliate of our company, or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is quoted under the symbol “ITGC” on the OTCQB tier of the OTC market operated by the Financial Industry Regulatory Authority (FINRA).  OTCQB companies must be registered with and reporting to the SEC or a U.S. banking regulator. A summary of trading by quarter for the 2011 and 2010 fiscal years is as follows:

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 10/1/11 to 12/31/11	$0.25	$0.10
Third Quarter: 7/1/11 to 9/30/11	$0.30	$0.25
Second Quarter: 4/1/11 to 6/30/11	$0.31	$0.25
First Quarter: 1/1/11 to 3/31/11	$0.25	$0.20

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 10/1/10 to 12/31/10	$-	$-
Third Quarter: 7/1/10 to 9/30/10	$-	$-
Second Quarter: 4/1/10 to 6/30/10	$-	$-
First Quarter: 1/1/10 to 3/31/10	$-	$-

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s common stock.

On April 10, 2012, we had 40 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we have any plans to do so. Management anticipates that, for the foreseeable future, all available cash will be needed to fund our operations.

Recent Sales of Unregistered Securities

During the year ended December 31, 2011 we received $10,000 as a subscription for 200,000 shares of our common stock. The shares have not yet been issued and are included on the Balance Sheet as Shares To Be Issued.

From January to March, 2012, the Company received payments totaling $75,000 as subscriptions for 1,500,000 shares of its common stock. In April, 2012, loans totaling $22,500 Canadian were converted to a subscription for 450,000 shares of the Company’s common stock. As of the date of this report the shares have not yet been issued.

All of the above shares are part of a private placement of securities to offshore subscribers pursuant to Regulation S of the Securities Act of 1933. The subscribers represented that they are not a US person, as defined in Regulation S. No compensation was or will be paid in connection with these subscriptions.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

General

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction with a corporation, partnership, or other operating business entity desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We may consider a business which has recently commenced operations and is seeking to develop a new product or service, or a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering. Alternatively, we may consider acquiring a project that is no longer aligned with the strategic direction of the business in which it was developed.

We are not currently engaged in any business activities that provide cash flow. The costs of meeting our regulatory and reporting requirements, as well as the costs of investigating and analyzing potential business combinations or projects for the next twelve months will need to be funded through sales of our common stock and/or loans.

During the next twelve months we anticipate incurring costs related to:

(i)	preparation, review, and audit of financial statements;
(ii)	preparation of regulatory reports;
(iii)	filing of Exchange Act reports;
(iv)	transfer agent, compliance services and other overhead;
(v)	consulting fees in connection with the services of our president and CEO, and
(vi)	identifying, investigating and possibly completing a transaction to acquire a business or project as described above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Equipment and Employees

As of December 31, 2011, we had no operating business, no equipment, and no employees.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues to date and we can not currently estimate the timing of any possible future revenues. Our only source for cash at this time is investments by others in our common stock, or loans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011 which are included with this Report.

Revenues

	Year Ended December 31		Increase/(Decrease)
	2011	2010	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	173,407	84,450	88,957	105%
Other (Income) Expense	30,047	-	30,047	-
Net Loss	$203,454	$84,450	$119,004	141%

We recorded a net loss of $203,454 for the year ended December 31, 2011, have an accumulated deficit of $444,169 and have had no operating revenues since our inception on June 10, 2003. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted given that no target business combination or project acquisition have yet been identified.

Expenses

Our expenses for the years ended December 31, 2011 and 2010 are outlined below:

	Year Ended December 31		Increase/(Decrease)
	2011	2010	Amount	Percentage
Corporate support services	$21,222	$33,652	$(12,430)	(37%)
Interest, bank and finance charges	73,625	1,677	71,948	4,290%
Mineral property costs	8,500	2,038	6,462	317%
Office, foreign exchange and sundry	9,317	5,458	3,859	71%
Professional fees	46,644	28,690	17,954	63%
Transfer and filing fees	14,099	12,935	1,164	9%
Total Operating Expenses	$173,407	$84,450	$88,957	105%
Other (Income) / Expense	$30,047	$-	$30,047	-

Corporate support services decreased year over year due to the termination at the end of March, 2011 of an agreement for the provision of such services that had been in effect from April, 2010.

Interest, bank and finance charges increased primarily due to interest accrued on accounts payable (approximately $4,000), interest accrued on loans payable (approximately $5,000), and the$62,500 estimated fair value of a finance fee in connection with the issuance of 250,000 shares as partial consideration for a loan received.

Mineral property costs increased due to the write-off of a mineral claim interest that was previously capitalized, after we decided that it was no longer in the best interests of the company to pursue exploration activities on that claim.

Professional fees increased primarily due to legal costs incurred in connection with our efforts to acquire certain mining concessions in Mexico.

Other (Income) Expense was comprised of a gain of approximately $57,000 resulting from debt forgiveness by a former shareholder, offset by the impairment of a $10,000 advance that we concluded was unlikely to be recovered and a $75,000 loan for which collectability was judged to be uncertain, together with accrued interest of $1,418. We will however, continue to pursue recovery of the advance and we expect to be repaid for the loan which is secured.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Liquidity and Capital Resources

Our financial condition for the years ended December 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

Working Capital
	Year Ended December 31		Increase/(Decrease)
	2011	2010	Amount	Percentage
Current Assets	$9,903	$18,329	$(8,426)	(46%)
Current Liabilities	(278,522)	(164,494)	(114,028)	69%
Working Capital (Deficiency)	$(268,619)	$(146,165)	$(122,454)	84%

The decrease in our working capital from December 31, 2010 to December 31, 2011 was primarily due to an increase in accounts payable and accrued liabilities (approximately $57,000), an increase in loans payable (approximately $112,000), and the impairment of an advance recoverable ($10,000). These were partially offset by a decrease in amounts and promissory notes due to related parties totaling approximately $55,000.

Cash Flows
	Year Ended December 31		Increase/(Decrease)
	2011	2010	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(44,639)	$(32,022)	$(12,617)	39%

Investing Activities	(75,000)	(10,000)	(65,000)	650%

Financing Activities	118,417	25,002	93,415	374%

Net increase (decrease) in cash	$(1,222)	$(17,020)	$15,798	(93	% )

Cash Used In Operating Activities

The largest component of the increase in cash used for operating activities was from the year over year increase in professional fees. This resulted primarily from our efforts to acquire the rights to certain mining concessions in Mexico.

Cash Provided By (Used In) Investing Activities

The year over year increase in cash used for investing activities resulted primarily from advancing $75,000 in connection with our effort to acquire certain mining concessions in Mexico. Those concessions were not acquired and the advance was converted to a loan.  As collectability of the loan is uncertain, a provision for loss of the loan was recorded in the current year.

Cash Provide By Financing Activities

The year over year increase in cash provided by financing activities was primarily due to the receipt of loans totaling approximately $107,000. Proceeds from the issuance of common stock were up $10,000 while advances from related parties and promissory notes were lower year over year by approximately $24,000.

As of the date of this report, we have yet to generate any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, or loans.

As of December 31, 2011, our total assets were $9,903 and our total liabilities were $278,522.

Our principal source of working capital has been in the form of loans and capital contributions from our shareholders or management, loans from third parties, and funds received as subscriptions for our common stock. For the foreseeable future, we will have to continue to rely on those sources for funding. We have no assurance that we can successfully engage in any further private sales of our securities or that any additional loans can be obtained by us. At December 31, 2011, we had cash of $759 and negative working capital of $268,619.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Commitments

We do not have any commitments as of December 31, 2011which are required to be disclosed in tabular form. On February 21, 2012 a consulting agreement was fully executed between us and another company controlled by our director and officer, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as our CEO, COO, CFO and Corporate Secretary.  As compensation, we are to pay US$90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  We also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement.

Critical Accounting Policies

In preparing our financial statements in accordance with U.S. generally accepted accounting principles our management is required to use their judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting policies are mainly those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our financial statements:

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

Stock-Based Compensation
We account for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 718 and ASC 505, Equity.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTERNATIONAL GOLD CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
 (Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
International Gold Corp.

We have audited the accompanying balance sheets of International Gold Corp. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, cash flows and stockholders’ deficiency for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative operating cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its business activities.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

April 11, 2012	Chartered Accountant

Tel: (604) 687 – 5841 Fax: (604) 687 – 0075 www.morgan-cas.com	MEMBER OF	P.O. Box 10007 Pacific Centre Suite 1488 – 700 West Georgia Street Vancouver, BC V7Y 1A1

INTERNATIONAL GOLD CORP.

BALANCE SHEETS
 (Stated in U.S. Dollars)

	DECEMBER 31
	2011	2010

ASSETS

Current
Cash	$759	$1,981
Amounts receivable	9,144	6,348
Advance recoverable	-	10,000
	9.903	18,329

Loan Receivable	-	-
Mineral Claim Interest	-	8,500

	$9,903	$26,829

LIABILITIES

Current
Accounts payable and accrued liabilities	$117,680	$60,821
Loans payable	112,289	-
Amounts due to related parties	41,974	85,382
Promissory notes due to related parties	6,579	18,291
	278,522	164,494

Contractual Obligations, Commitments And Subsequent Events (Note 9)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
6,250,000 common shares at December 31, 2011 (6,000,000 common shares at December 31, 2010)	63	60

Additional Paid-In Capital	165,487	102,990
Shares To Be Issued	10,000	-
Accumulated Deficit	(444,169)	(240,715)
	(268,619)	(137,665)

	$9,903	$26,829

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2011	2010

Revenue	$-	$-

Operating Expenses
Corporate support services	21,222	33,652
Interest, bank and finance charges	73,625	1,677
Mineral property costs	8,500	2,038
Office, foreign exchange and sundry	9,317	5,458
Professional fees	46,644	28,690
Transfer and filing fees	14,099	12,935
	173,407	84,450
Operating Loss Before Other Income (Expense)	(173,407)	(84,450)

Other Income (Expense)
Gain resulting from debt forgiveness	56,371	-
Impairment of loans advanced	(86,418)	-
Net Loss For The Year	$(203,454)	$(84,450)

Basic And Diluted Loss Per Common Share	$(0.03)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	6,134,932	6,000,000

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2011	2010

Cash Provided By (Used In)

Operating Activities
Net loss for the year	$(203,454)	$(84,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	6,300	1,197
Non-cash finance fees	62,500	-
Non-cash mineral property costs	8,500	-
Gain resulting from debt forgiveness	(56,371)	-
Impairment of loans advanced	86,418	-
Loss on foreign exchange	(1,177)	-
Net changes in non-cash operating working capital items:
Amounts receivable	(4,214)	(3,894)
Accounts payable and accrued liabilities	56,859	55,125
	(44,639)	(32,022)
Investing Activities	-	-
Loan receivable	(75,000)	-
Advance recoverable	-	(10,000)
	(75,000)	(10,000)
Financing Activities
Issuance of common stock subscriptions	10,000	-
Advances from related parties	1,396	12,968
Advances from promissory notes	-	12,034
Advances from loans payable	107,021	-
	118,417	25,002

Net Decrease In Cash	(1,222)	(17,020)

Cash, Beginning Of Year	1,981	19,001

Cash, End Of Year	$759	$1,981

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Common shares issued as financing fee	$62,500	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
 (Stated in U.S. Dollars)

	COMMON STOCK				ACCUMULATED DEFICIT
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL	SHARES TO BE ISSUED		TOTAL

Balance, December 31, 2009	6,000,000	$60	$102,990	$-	$(156,265)	$(53,215)

Net loss for the year	-	-	-	-	(84,450)	(84,450)

Balance, December 31, 2010	6,000,000	60	102,990	-	(240,715)	(137,665)

Shares issued as consideration for a loan	250,000	3	62,497	-	-	62,500
Shares issuable for cash	-	-	-	10,000	-	10,000
Net loss for the year	-	-	-	-	(203,454)	(203,454)

Balance, December 31, 2011	6,250,000	$63	$165,487	$10,000	$(444,169)	$(268,619)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

International Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.  The Company was formed for the purpose of acquiring exploration stage natural resource properties. The Company currently has no properties, is not conducting any exploration work and is currently not in the “exploration stage”.  The Company has not yet realized any revenues from its operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $444,169 for the period from December 9, 2004 (inception) to December 31, 2011, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors may cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
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

The Company’s financial statements have been prepared using the accrual method of accounting. To date, the Company had devoted substantially all of its efforts to acquiring and exploring mineral properties. It currently has no properties and no exploration program.

b)	Mineral Property Costs

Mineral property exploration costs were expensed as incurred. Mineral property acquisition costs were initially capitalized when incurred.  The Company assessed the carrying costs for impairment at each fiscal quarter end.  If it had been determined that a mineral property could be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property would be capitalized. Such costs would be amortized using the unit-of-production method over the estimated life of the probable reserve.  If mineral properties were subsequently abandoned or impaired, any capitalized costs would be charged to operations.

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

Cash consists of cash on deposit with high quality major financial institutions, and to date, the Company has not experienced losses on any of its balances.  The carrying amounts approximated fair market value due to the liquidity of these deposits.  For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
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
ii)	non-monetary items at the historical exchange rate; and
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
These tiers include:

▪	Level 1 – defined as observable inputs such as quoted prices in active markets;
▪	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
▪	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash consists of cash on deposit with a high quality major financial institution. The carrying cost approximates fair value due to the liquidity of these deposits.  The carrying amounts of other financial assets and liabilities comprising amounts receivable, loan receivable, accounts payable and accrued liabilities, loans payable and amounts due to related parties, were reasonable approximations of their fair value.

h)	Use of Estimates and Assumptions

The preparation of financial statements, in conformity with United States generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving the loan receivable, advance recoverable and common stock, valuation and impairment losses on mineral property acquisitions and values recorded for related party transactions.  Actual results may differ from the estimates.

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

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Stock-based Compensation

The Company adopted ASC Topic 718, “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of these transactions.  To December 31, 2011, the Company has not granted any stock options.

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

l)	Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption.

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

On July 15, 2011, the Company entered into a definitive securities purchase agreement (the “Agreement”) with a limited liability company incorporated in the state of Nevada (the “LLC”) and its member companies (the “Members”) with respect to the proposed acquisition of all of the issued and outstanding membership units of LLC.  The LLC has an agreement to acquire a private corporation incorporated under the laws of Mexico which holds rights to certain mining concessions located in the State of Chihuahua, Mexico covering approximately 15,980 hectares. Pursuant to the terms of the Agreement, the Company agreed to issue 25,000,000 shares of common stock to the Members and/or their nominees and make an aggregate cash payment of $150,000 to the Mexican subsidiary. Of that amount, $75,000 was advanced on June 20, 2011 and the remaining $75,000 was payable on or before closing. In the event the transaction did not close, the advance amount paid was to be treated as a secured demand loan bearing interest at 5% per annum.

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

The 25,000,000 shares were not issued and none of the closing conditions described above were completed. The parties agreed on September 27, 2011 to a mutual release and cancellation of the Agreement. The LLC acknowledged the $75,000 as a loan from the Company, bearing interest at 5% per annum and indicated it will use best efforts to repay the loan in a timely manner. The loan is secured by the assets of the LLC and the Company expects to be repaid. However, as collectability is uncertain, management has made a provision for loan loss in the current year of $76,418 for the full amount of the loan plus accrued interest.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
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

The Company decided not to pursue exploration activities on the Claim. On October 27, 2011, the related British Columbia corporation owned and controlled by the sole director and officer of the Company sold the Claim to a third party. The mineral claim interest has therefore been expensed and charged to mineral property costs in the current year.

6.	CAPITAL STOCK

During the year ended December 31, 2011 the Company:
▪	Issued 250,000 shares of its common stock as partial consideration for a loan. The $62,500 estimated fair value of this financing fee was expensed during the period.
▪	Received $10,000 as a subscription for 200,000 shares of its common stock. The shares have not yet been issued and are included on the Balance Sheet as Shares To Be Issued.

From January 2012 to March 2012, the Company received payments totaling $75,000 as subscriptions for 1,500,000 shares of its common stock. In April 2012, loans totaling $22,500 Canadian were converted to a subscription for 450,000 shares of the Company’s common stock. As of the date of these financial statements the shares have not yet been issued.

The Company has no stock option plan, warrants or other dilutive securities.

7.	LOANS PAYABLE

During the year ended December 31, 2011, the Company received loan proceeds as follows:
i)	$22,124 ($22,500 Canadian): unsecured, non-interest bearing, and with no specific terms of repayment;
ii)	$10,000: unsecured, interest at 15% per annum, due on April 20, 2012;
iii)
$75,000: unsecured, interest at 10% per annum, due on August 2, 2011. The loan has not been repaid and the repayment terms are to be renegotiated with the lender. On June 17, 2011, the Company issued 250,000 shares of its common stock as additional consideration for receiving the loan.

Interest totaling $5,164 (2010 - $Nil) was accrued on the loan amounts during the year ended December 31, 2011.

In April 2012, loans totaling $22,500 Canadian were converted to a subscription for 450,000 shares of the Company’s common stock. As of the date of these financial statements, the shares have not yet been issued.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Amounts Due to Related Parties

The Company was indebted at December 31, 2011 and 2010, for unsecured, non-interest bearing loans with no specific terms of repayment, totaling $41,974 and $85,382 respectively. The total amount (2010 - $41,014) was due to the sole director and officer of the Company and a company or companies controlled by this director. $Nil (2010 - $44,368) was due to a former significant shareholder.

Other amounts due to the above noted related parties and included in accounts payable totaled $35,049 at December 31, 2011 (2010 - $22,741). See also Note 8 d).

b)	Promissory Notes Due to Related Parties

The Company was indebted at December 31, 2011 for unsecured promissory notes due on demand, bearing interest at 8% per annum, totaling $6,579, including accrued interest (2010 - $18,291).

The balance of $6,579 (2010 - $6,248), including accrued interest of $736 (2010 - $271), was due to a company controlled by the sole director and officer of the Company.  $Nil (2010 - $12,044 including accrued interest of $1,143) was due to a former significant shareholder.

See also Note 8 d).

c)	Corporate Support Services

The Company incurred expenses for corporate support services of $8,917 during the year ended December 31, 2011 (2010 - $33,652) from a company controlled by the sole director and officer of the Company in connection with an agreement having a 36 month term commencing on April 1, 2010.  The Company was indebted for these corporate support services in the amount of $32,592 at December 31, 2011 and at $22,533 at December 31, 2010.  The agreement was cancelled by mutual agreement, with no support service amounts payable after March 31, 2011. During the current period, the above company controlled by the sole director and officer of the Company assigned all amounts owed to it by the Company to a second company controlled by the sole director and officer of the Company.

d)	Debt Forgiveness by a Significant Shareholder

As a result of negotiations between the sole director and officer of the Company and a former significant shareholder, all amounts due to the former significant shareholder in the amount of $56,371 were forgiven. This was comprised of $12,502 of promissory notes and accrued interest, and $43,869 of non-interest bearing advances.  The total amount was recorded on the Statement of Operations for the current period as a gain resulting from debt forgiveness. In addition, the former significant shareholder sold all of his 2,500,000 shares of the Company to a company controlled by the sole director and officer of the Company.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in U.S. Dollars)

9.	CONTRACTUAL OBLIGATIONS, COMMITMENTS AND SUBSEQUENT EVENTS

On February 21, 2012 a consulting agreement was fully executed between the Company and another company controlled by the sole director and officer of the Company, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as the Company’s CEO, COO, CFO and Corporate Secretary.  As compensation, the Company is to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  The Company has also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement.

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date these financial statements were issued.

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

The following tables present information about the Company’s financial instruments that have been measured at fair value as of December 31, 2011 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair values:

	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$759	$-	$759	$759

	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities

Loans payable, including interest	2	112,289	112,289	112,289
Promissory notes due to related parties, including interest	2	6,579	6,579	6,579
		$118,868	$118,868	$118,868

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in U.S. Dollars)

11.	INCOME TAXES

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2010 – 34%) is as follows:

	2011	2010

Expected income tax recovery	$(69,200)	$(28,700)
Increase in valuation allowance	69,200	28,700

	$-	$-

Significant components of deferred income tax assets are as follows:

	2010	2010
Deferred income tax assets
Net operating losses carried forward	$151,000	$81,800
Valuation allowance	(151,000)	(81,800)

	$-	$-

The Company has approximately $444,200 (2010 - $240,700) in net operating losses carry forward which will expire by 2031 if not utilized.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

The Company’s net operating losses carried forward for United States income tax purposes will expire, if not utilized, as follows:

2024	$10,000
2025	7,600
2026	6,000
2027	10,900
2028	53,200
2029	68,500
2030	84,500
2031	203,500

$444,200

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2011 and 2010, included in this report, have been audited by Morgan & Co, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2011.

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Robert M. Baker 1065 Crestline Road West Vancouver, British Columbia Canada V7S 2E3	58	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors.

Background of Our Officer and Director

Since December 9, 2004, Robert Baker has been our secretary and a member of our board of directors, and since May 31, 2007, Mr. Baker has been our president, principal executive officer, treasurer, principal financial officer, and principal accounting officer.  From March 1, 2006 to September 14, 2011, Mr. Baker was an officer and director of Snowdon Resources Corporation, a Nevada corporation, engaged in the business of uranium mining exploration.  From June 2003 to January 2006, Mr. Baker was the president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and a director of Global Green Solutions Inc., a Nevada corporation, engaged in the business of development and acquisition of ecotechnologies.  On January 5, 2006, Mr. Baker resigned as president, principal executive officer, principal financial officer and treasurer.  He continues to hold the positions of secretary and a member of the board of directors. From May 2005 to May 2007, Mr. Baker was the secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration.  From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H.  From October 2004 to June 2007, Mr. Baker was the secretary and a director of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H.  From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H.  From January 2004 to March 2006, Mr. Baker was the president, principal executive officer, treasurer and principal financial officer of Sterling Gold Corporation , a Nevada corporation, engaged in the business of mining exploration.  From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc.  From November 1998 to June 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

We believe that Mr. Baker is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, together with his business experience, also described above.

Involvement in Certain Legal Proceedings

During the past ten years, our sole director and officer has not been involved in any of the following events:

1.           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.           any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.           being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.           being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

5.           being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.           being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Mr. Baker, our sole officer and director, is not independent. We have no nominating or compensation committees.

Audit Committee and Charter

Our audit committee is comprised of our board of directors.  Our sole director is not deemed to be independent. This creates a potential conflict of interest.  Our audit committee’s role is to oversee all material aspects of our reporting, control, and audit functions, except those specifically related to the responsibilities of any other standing committee of the board. This includes a particular focus on the qualitative aspects of financial reporting to shareholders and on our processes for the management of business/financial risk and for compliance with significant legal, ethical and regulatory requirements. In addition, the committee is responsible for (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the external auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

We are a reporting issuer in the Province of British Columbia, Canada.  National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor.  Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is composed of our sole director. We believe that the audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us, or written representations from the reporting persons, we believe that during our 2011 fiscal year, our officers, directors, and owners of 10% or more of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

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

Summary Compensation Table
						Non Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert M. Baker	2011	0	0	0	0	0	0	0	0
President, Secretary	2010	0	0	0	0	0	0	0	0
and Treasurer	2009	0	0	0	0	0	0	0	0

We have not paid any salaries to date. On February 21, 2012 a consulting agreement was fully executed between us and another company controlled by our director and officer, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as our CEO, COO, CFO and Corporate Secretary.  As compensation, we are to pay US$90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  We also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement.

The following table sets forth all compensation paid to our directors during the calendar year December 31, 2011. We have not paid any compensation to our directors in 2011 and do not anticipate paying any compensation to our directors in 2012, other than as described immediately above.

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

Compensation of Directors

We do not have any plans to pay our directors any money other than as detailed immediately below.

Employment Agreements

We have no employment agreements, however on February 21, 2012 a consulting agreement was fully executed between us and another company controlled by our director and officer, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as our CEO, COO, CFO and Corporate Secretary.  As compensation, we are to pay US$90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  We also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement.

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

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Common Shares	Ownership
Robert Baker [1][2]	5,000,000	80.00%
1065 Crestline Road
West Vancouver, British Columbia, Canada V7S 2E3

All Officers and Directors as a Group (1 person)	5,000,000	80.00%

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

Changes in Control

We are not aware of any arrangements which may result in a change in control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In December 2004, we issued a total of 2,500,000 shares of restricted common stock to Dimac Capital Corporation, a corporation owned and controlled by Kathrine MacDonald, our former president, in consideration of $25.  Dimac Capital sold its shares to West Peak Ventures of Canada Limited (“West Peak”), in consideration of $25, on May 31, 2007.  In December 2004, we also issued 2,500,000 shares of restricted common stock to Woodburn Holdings Ltd., a corporation owned and controlled by Robert M. Baker, our president, in consideration of $25.  This was accounted for as a purchase of common stock. In September, 2011, West Peak sold its 2,500,000 shares of our common stock to Woodburn Holdings Ltd. for the original acquisition cost of $25. West Peak no longer holds any of our common stock.

As of December 31, 2011 we owed the following unsecured amounts to Robert M. Baker, our president and director:
-	Non-interest bearing loans - $41, 974
-	Principal balance of promissory notes bearing interest at 8% - $5,843
-	Interest payable - $736

Mr. Baker, our sole officer and director, is the only person considered to be a promoter of our company within the meaning of such term under the Securities Act of 1933, as amended.

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia, Canada.  National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure. See Item 10, Audit Committee and Charter, and Audit Committee Financial Expert.

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

2011	$22,155	Morgan & Co., Chartered Accountants
2010	$28,052	Morgan & Co., Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	Morgan & Co., Chartered Accountants
2010	$0	Morgan & Co., Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	Morgan & Co., Chartered Accountants
2010	$0	Morgan & Co., Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	Morgan & Co., Chartered Accountants
2010	$0	Morgan & Co., Chartered Accountants

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.				x
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				x
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April, 2012

INTERNATIONAL GOLD CORP.

By:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Baker	Director, President, and Chief Financial Officer	April 11, 2012
Robert M. Baker