Form 10-Q
period 2012-03-31
International Gold Corp.
filed 2012-05-21
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,250,000 as of May 18, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2012	2011
	(Unaudited)
ASSETS

Current
Cash	$248	$759
Amounts receivable	14,625	9,144
	$14,873	$9,903

LIABILITIES

Current
Accounts payable and accrued liabilities	$115,052	$117,680
Loans payable	114,908	112,289
Amounts due to related party	26,744	41,974
Promissory notes due to related party	6,761	6,579
	263,465	278,522
Contractual Obligations And Commitments (Note 6)
Subsequent Events (Note 8)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
6,250,000 common shares at March 31, 2012 and December 31, 2011	63	63

Additional Paid-In Capital	165,487	165,487
Shares To Be Issued	85,000	10,000
Accumulated Deficit	(499,142)	(444,169)
	(248,592)	(268,619)

	$14,873	$9,903

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31
	2012	2011

Revenue	$-	$-

Operating Expenses
Consulting services	22,500	-
Corporate support services	11,000	8,918
Interest, bank and finance charges	6,143	753
Office, foreign exchange and sundry	4,773	3,271
Professional fees	9,615	-
Transfer and filing fees	942	1,158
	54,973	14,100

Net Loss For The Period	$(54,973)	$(14,100)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	6,250,000	6,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31
	2012	2011

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(54,973)	$(14,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	2,369	753
Loss on foreign exchange	432	1,338
Net changes in non-cash operating working capital items:		-
Amounts receivable	(5,481)	5,237
Accounts payable and accrued liabilities	(2,628)	5,365
	(60,281)	(1,407)

Financing Activities
Issuance of common stock subscriptions	75,000	-
Repayment of amounts due to related party	(15,230)	-
	59,770	-

Net Decrease In Cash	(511)	(1,407)

Cash, Beginning Of Period	759	1,981

Cash, End Of Period	$248	$574

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

International Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.  The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company currently has no properties, is not conducting any exploration work and is currently not in the “exploration stage”.  The Company has not yet realized any revenues from its operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $499,142 for the period from December 9, 2004 (inception) to March 31, 2012, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors may cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2011.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2011, has been omitted.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

The Company’s financial statements have been prepared using the accrual method of accounting and according to the provisions of Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. To the end of the prior fiscal year, the Company had devoted substantially all of its efforts to acquiring and exploring mineral properties. It currently has no properties and no exploration program.

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

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

Cash consists of cash on deposit with a high quality major financial institution. The carrying cost approximates fair value due to the liquidity of these deposits.  The carrying amounts of other financial assets and liabilities comprising amounts receivable, loan receivable, accounts payable and accrued liabilities, loans payable and amounts due to related party, were reasonable approximations of their fair value.

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

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

The Company adopted ASC Topic 718, “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of these transactions.  To March 31, 2012, the Company has not granted any stock options.

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

3.	CAPITAL STOCK

During the period ended March 31, 2012, the Company received payments totaling $75,000 as subscriptions for 1,500,000 shares of its common stock.

In April 2012, loans totaling $22,500 Canadian were converted to a subscription for 450,000 shares of the Company’s common stock.

In April and May, 2012, the Company received payments totaling $17,000 as subscriptions for 340,000 shares of its common stock.

As of the date of these financial statements, no shares have yet been issued for these subscriptions.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
 (Unaudited)
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

Interest totaling $2,244 (2011 - $Nil) was accrued on loan amounts during the three months ended March 31, 2012.

In April 2012, loans totaling $22,500 Canadian were converted to a subscription for 450,000 shares of the Company’s common stock. As of the date of these financial statements, the shares have not yet been issued.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Amounts Due to Related Party

The Company was indebted at March 31, 2012 and December 31, 2011, for unsecured, non-interest bearing loans with no specific terms of repayment, totaling $26,744 and $41,974 respectively. The total amount was due to the sole director and officer of the Company and a company or companies controlled by this director.

Other amounts due to the above noted related party and included in accounts payable totaled $31,909 at March 31, 2012 and $35,049 at December 31, 2011.

b)	Promissory Notes Due to Related Party

The Company was indebted at March 31, 2012 for unsecured promissory notes due on demand, bearing interest at 8% per annum, totaling $6,761, including accrued interest (December 31, 2011 - $6,579).

The above amounts including accrued interest of $861 (December 31, 2011: $736), were due to a company controlled by the sole director and officer of the Company.

6.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A consulting agreement was executed by the Company for the provision of corporate compliance services, administrative services, and bookkeeping, dated for reference January 1, 2011. The agreement calls for a monthly fee of $3,000 (Canadian) plus applicable taxes. In recognition of the Company’s constrained financial condition, the consultant agreed to forego regular monthly fees in 2011 and accepted seven months’ fees to December 31, 2011 totaling $18,208. In the period ended March 31, 2012, regular monthly fees commenced which, together with a one-time payment of $2,000 in recognition of 2011 payments foregone, totaled $11,000. The agreement remains in effect until terminated by either party on one month’s notice. In the event that the Company terminates the agreement other than for cause, the Company is required to pay two months’ fees as a termination fee.

On February 21, 2012 a consulting agreement was fully executed between the Company and another company controlled by the sole director and officer of the Company, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as the Company’s CEO, COO, CFO and Corporate Secretary.  As compensation, the Company is to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  The Company has also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement. The agreement may be terminated by either party on thirty days’ notice. In the event that the agreement is terminated on a change of control of the Company or, other than for cause, the consultant is entitled to a severance payment equivalent to twelve months of fees.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
 (Unaudited)
(Stated in U.S. Dollars)

7.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following tables present information about the Company’s financial instruments that have been measured at fair value as of March 31, 2012 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair values:

	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$248	$-	$248	$248

	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities

Loans payable, including interest	2	$114,908	$114,908	$114,908
Promissory notes due to related party, including interest	2	6,761	6,761	6,761
		$121,669	$121,669	$121,669

8.	SUBSEQUENT EVENTS

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated until after we engage in a merger or acquisition transaction. We can not currently estimate the timing of any possible future revenues. We currently have no definitive agreements or understandings with any prospective business combination or project candidates and there are no assurances that we will find a suitable business with which to combine or project to acquire. The implementation of our business objectives is wholly contingent upon a business combination or project acquisition and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination or project acquisition which we believe has significant growth potential. There is no certainty that we will be able to complete any of those steps. Our only sources for cash at this time are loans, or investments by others in a public offering or a private placement.

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

The time and costs required to select and evaluate a target business or project (including conducting a due diligence review) and to structure and consummate the business combination or project acquisition (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or project or are engaged in active negotiation of a business combination or project acquisition.

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

Limited Operating History; Need for Additional Capital

There is not sufficient historical financial information about us upon which to base an evaluation of our performance.  We are considered a shell company and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2011.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue our operations.

Results of Operations

To March 31, 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2012 which are included with this Report.

	Three Months Ended March 31		Change
	2012	2011	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	54,973	14,100	40,873	290%
Net (Loss)	$(54,973)	(14,100)	$(40,873)	290%

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $54,973 for the three month period ended March 31, 2012 and have an accumulated deficit of $499,142. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted given that no target business combination or project acquisition has yet been identified.

Expenses – Three month periods ended March 31, 2012 and March 31, 2011

Items with notable period over period differences are as follows:

	Three Months Ended March		Change
	2012	2011	Amount	Percentage
Consulting services	$22,500	$-	$22,500	-
Corporate support services	$11,000	$8,918	$2,082	23%
Interest, bank and finance charges	$6,143	$753	$5,390	716%
Office, foreign exchange and sundry	$4,773	$3,271	$1,502	46%
Professional fees	$9,615	$-	$9,615	-

▪	Consulting services in the current period relate to fees for services of our president under the terms of a contract which commenced January 1, 2012.
▪	Corporate support services increased in the current quarter mainly due to a one-time $2,000 adjustment in recognition of costs foregone by the service provider in 2011.
▪	The increase in interest, bank and finance charges was primarily due to accrual of debt interest in 2012 on third party loans received after March 31, 2011.
▪	Office, foreign exchange and sundry increased primarily due to information technology services in the current period, with none in the equivalent period in the prior year.
▪	Professional fees increased primarily due to timing of invoicing for 2011 quarterly statement reviews.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Balance Sheet at March 31, 2012 and December 31, 2011

Items with notable period-end differences are as follows:

	March 31	December 31	Change
	2012	2011	Amount	Percentage
Amounts receivable	$14,625	$9,144	5,481	60%
Amounts due to related party	$26,744	$41,974	(15,230)	(36)%
Shares to be issued	$85,000	$10,000	75,000	750%

▪	Amounts receivable increased due to the accrual of recoverable goods and services taxes in the current period.
▪	Amounts due to related party decreased as a result of repayments made during the current period of loans from our president.
▪	Shares to be issued increased due to receipt in the current quarter of amounts totaling $75,000 as subscriptions for 1,500,000 shares of our common stock. The shares have not yet been issued.

Liquidity and Capital Resources

As of March 31, 2012, our total assets were $39,053 and our total liabilities were $287,645. At that date we had cash of $248.

Our working capital as at March 31, 2012 and December 31, 2011 and the changes between those dates are summarized as follows:

	March 31	December 31	Increase/(Decrease)
	2012	2011	Amount	Percentage
Current Assets	$39,053	9,903	29,150	294%
Current Liabilities	287,645	278,522	9,123	3%
Working Capital (Deficiency)	$(248,592)	(268,619)	20,027	(7	% )

The decrease in our working capital deficiency from December 31, 2011 to March 31, 2012 was primarily due to an increase in accrued recoverable goods and services taxes of approximately $5,000, together with net repayments of loans made by our president of approximately $15,000.  The repayments were possible mainly due to funds received as subscriptions for our common stock.

Cash Flows
	Three Months Ended March 31		Increase/(Decrease)
	2012	2011	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(60,281)	$(1,407)	$(58,874)	4,184%

Financing Activities	59,770	-	59,770	-

Net increase (decrease) in cash	$(511)	(1,407)	896	(64	% )

Cash Used In Operating Activities

With the exception of Transfer and filing fees, all operating expenses were higher in the current quarter than in the equivalent period last year. The net year over year increase was approximately $41,000. Non-cash changes that impact the net loss (such as changes in Amounts receivable and Accounts payable) increased year over year by approximately $18,000. As a result, the total change in cash used in operating activities was approximately $59,000.

Cash Provide By Financing Activities

The increase in cash provided by financing activities was primarily due to the receipt of subscriptions for our common stock totaling $75,000, offset by net repayments of  loans made by our president of approximately $15,000.

As of the date of this report, we have yet to generate any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, or loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our principal source of working capital has been in the form of loans and capital contributions from our shareholders or management, loans from third parties, and funds received as subscriptions for our common stock. For the foreseeable future, we will have to continue to rely on those sources for funding. We have no assurance that we can successfully engage in any further private sales of our securities or that we can obtain any additional loans.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.  Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had the following sales of unregistered securities in the three months ended March 31, 2012 and subsequently, to the date of this report.

During the period ended March 31, 2012, the Company received payments totaling $75,000 as subscriptions for 1,500,000 shares of our common stock.

In April 2012, loans totaling $22,500 were converted to a subscription for 450,000 shares of our common stock.

In April and May, 2012, we received payments totaling $17,000 as subscriptions for 340,000 shares of our common.

As of the date of this report, none of the shares noted above have not yet been issued. All of the shares are part of a private placement of securities to offshore subscribers pursuant to Regulation S of the Securities Act of 1933. The subscribers represented that they are not a US person, as defined in Regulation S. No compensation was or will be paid in connection with these subscriptions.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of May, 2012

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