Form 10-Q
period 2012-06-30
International Gold Corp.
filed 2012-08-20
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,604,000 as of August 13, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2012	2011
	(Unaudited)
ASSETS

Current
Cash	$105	$759
Amounts receivable	21,606	9,144
	$21,711	$9,903

LIABILITIES

Current
Accounts payable and accrued liabilities	$150,879	$117,680
Loans payable	94,652	112,289
Amounts due to related party	25,482	41,974
Promissory notes due to related party	6,808	6,579
	277,821	278,522
Contractual Obligations And Commitments (Note 6)
Subsequent Events (Note 8)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
6,250,000 common shares at June 30, 2012 and December 31, 2011	63	63

Additional Paid-In Capital	165,487	165,487
Shares To Be Issued	146,700	10,000
Accumulated Deficit	(568,360)	(444,169)
	(256,110)	(268,619)

	$21,711	$9,903

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Expenses
Consulting services	22,500	-	45,000	-
Corporate support services	8,995	-	19,995	8,917
Interest, bank and finance charges	4,805	10,746	10,948	11,499
Office, foreign exchange and sundry	(685)	3,274	4,088	6,545
Professional fees	28,853	23,608	38,468	23,609
Transfer and filing fees	4,750	2,350	5,692	3,508
	69,218	39,978	124,191	54,078

Net Loss For The Period	$(69,218)	$(39,978)	$(124,191)	$(54,078)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	6,250,000	6,035,714	6,250,000	6,017,956

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	SIX MONTHS ENDED
	JUNE 30
	2012	2011

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(124,191)	$(54,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	4,720	1,502
Non-cash finance fees	-	6,250
Loss on foreign exchange	372	4,516
Net changes in non-cash operating working capital items:
Amounts receivable	(12,462)	2,385
Accounts payable and accrued liabilities	33,199	16,982
	(98,362)	(22,443)
Investing Activities
Mineral property deposit	-	(75,000)
	-	(75,000)
Financing Activities
Issuance of common stock subscriptions	114,200	-
Advances from (repayments to) related parties	(16,492)	5,400
Advances from loans payable	-	90,000
	97,708	95,400

Net Decrease In Cash	(654)	(2,043)

Cash, Beginning Of Period	759	1,981

Cash, End Of Period	$105	$(62)

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Common shares issued as financing fee	$-	$6,250

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $568,360 for the period from December 9, 2004 (inception) to June 30, 2012, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2011.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2011, has been omitted.  The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

The Company currently has no long-lived assets. If it acquires any, the Company will test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

The Company adopted ASC Topic 718, “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of these transactions.  To June 30, 2012, the Company has not granted any stock options.

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

During the six months ended June 30, 2012: the Company received payments totaling $114,200 as subscriptions for 2,284,000 shares of its common stock, and loans totaling $22,500 Canadian were converted to a subscription for 450,000 shares of the Company’s common stock.

In July, 2012, the Company received payments totaling $15,000 as subscriptions for 300,000 shares of its common stock, and $6,000 of loan principal and interest was converted to a subscription for 120,000 shares of the Company’s common stock.

On July 24, 2012, the Company issued 3,354,000 shares of its common stock in return for shares to be issued totaling $146,700 as at June 30, 2012, together with the July, 2012 subscriptions totaling $21,000 as detailed immediately above.

On August 9, 2012, the Company received $50,000 as a subscription for 250,000 shares of its common stock. Those shares have not yet been issued.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
 (Unaudited)
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

During the six months ended June 30, 2012:

•	Interest totaling $4,488 (2011 - $627) was accrued on loan amounts;
•	Loans totaling $22,500 Canadian were converted to a subscription for 450,000 shares of the Company’s common stock. Those shares were issued on July 24, 2012.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Amounts Due to Related Party

The Company was indebted at June 30, 2012 and December 31, 2011, for unsecured, non-interest bearing loans with no specific terms of repayment, totaling $25,482 and $41,974 respectively. The total amount was due to the sole director and officer of the Company and a company or companies controlled by this director.

Other amounts due to the above noted related party and included in accounts payable totaled $30,868 at June 30, 2012 and $35,049 at December 31, 2011.

b)	Promissory Notes Due to Related Party

The Company was indebted at June 30, 2012 for unsecured promissory notes due on demand, bearing interest at 8% per annum, totaling $6,808, including accrued interest (December 31, 2011 - $6,579).

The above amounts, including accrued interest of $968 (December 31, 2011: $736), were due to a company controlled by the sole director and officer of the Company.

6.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A consulting agreement was executed by the Company for the provision of corporate compliance services, administrative services, and bookkeeping, dated for reference January 1, 2011. The agreement calls for a monthly fee of $3,000 (Canadian) plus applicable taxes. In recognition of the Company’s constrained financial condition, the consultant agreed to forego regular monthly fees in 2011 and accepted seven months’ fees to December 31, 2011 totaling $18,208. In the period ended June 30, 2012, regular monthly fees commenced which, together with a one-time payment of $2,000 in recognition of 2011 payments foregone, totaled $19,995. The agreement remains in effect until terminated by either party on one month’s notice. In the event that the Company terminates the agreement other than for cause, the Company is required to pay two months’ fees as a termination fee.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

The following tables present information about the Company’s financial instruments that have been measured at fair value as of June 30, 2012 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair values:

	LEVEL	HELD-FOR- TRADING	LOANS AND RECEIVABLES/ AMORTIZED COST	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$105	$-	$105	$105

	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities

Loans payable, including interest	2	$94,652	$94,652	$94,652
Promissory notes due to related party, including interest	2	6,808	6,808	6,808
		$101,460	$101,460	$101,460

The carrying amount of level 1 and level 2 financial instruments approximates fair value because of the short maturity of the instruments.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the six month period ended June 30, 2012. The Company has no Level 3 financial assets or liabilities.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
 (Unaudited)
(Stated in U.S. Dollars)

8.	SUBSEQUENT EVENTS

In addition to the subsequent capital stock transactions disclosed in Note 3, on July 15, 2012, the Company entered into a Letter of Intent (the “LOI”) with SignalChem Lifesciences Corporation, a private company incorporated in the Province of British Columbia, Canada (“SLC”), with respect to the proposed exchange of all of the issued and outstanding shares of SLC. Pursuant to the terms of the LOI, as consideration for the acquisition of all of the issued and outstanding securities of SLC, the Company agreed to issue 40,000,000 shares of its common stock to the SLC shareholders. Closing of the transaction is subject to a number of conditions including: satisfactory completion of due diligence by both parties; obtaining all necessary governmental, regulatory and third party consents, waivers and approvals; and completion of an interim financing with proceeds intended to be used to fund working capital of the Company. There is no assurance that the transaction will be completed as planned or at all.

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

Plan of Operation

We are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with an  operating company or business. We have no employees and minimal cash.

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

Proposed Business Acquisition

On July 15, 2012, we entered into a Letter of Intent (the “LOI”) with SignalChem Lifesciences Corporation, a private company incorporated in the Province of British Columbia, Canada (“SLC”), with respect to the proposed exchange of all of the issued and outstanding shares of SLC.

Pursuant to the terms of the LOI, as consideration for the acquisition of all of the issued and outstanding securities of SLC, we agreed to issue 40,000,000 shares of our common stock to the SLC shareholders. Closing of the transaction is subject to a number of conditions including: satisfactory completion of due diligence by both parties; obtaining all necessary governmental, regulatory and third party consents, waivers and approvals; and completion of an interim financing with proceeds intended to be used to fund our working capital. There is no assurance that the transaction will be completed as planned or at all.

Forward-Looking Statements

The following summary regarding SLC contains "forward-looking statements". Those statements include, but are not limited to, statements with respect to SLC’s expected costs and timing for the further development and operation of its projects, efficacy of product candidates, proposed timelines, co-development and licensing of product candidates with third parties and projected milestones. In some cases, you can identify these statements by forward-looking words such as "may," "might," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," the negative of these terms and other comparable terminology.

All forward-looking statements speak only as of the date on which they are made. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements.

The risks and uncertainties may cause SLC’s actual future results to be materially different than those expressed in SLC’s forward-looking statements. SLC cautions you not to place undue reliance on these forward-looking statements. SLC does not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this Executive Summary or to reflect the occurrence of unanticipated events, except as required by law.

SLC Overview

SLC discovers and develops innovative, novel, small molecule targeted therapies for the treatment of cancer, inflammation/autoimmune and central nervous system diseases with unmet medical need.  SLC currently has created a robust pipeline of novel drug candidates for the treatment of cancer, inflammation/autoimmune and Parkinson/Alzheimer’s disease by applying its proprietary drug discovery technology platform.  SLC plans to begin human clinical trials with its first novel drug candidate SLC-0111 for cancer in 2013. In addition, SLC has developed and optimized a robust kinase technology platform that it believes will generate additional new drug candidates against clinically relevant and biologically validated next generation kinase targets. These new kinase drug candidates should significantly bolster the current drug candidate pipeline.

Kinases are currently among the most sought after drug targets as targeted therapies for new drug development in combating various diseases. Since 2000, with the successful product launches of the first generation kinase drugs such as Gleevec (Novartis), Tarceva (Genentech/Roche), and Iressa (AstraZeneca), new drug candidates that target kinases have the highest rate of innovation of any therapeutic target family. As of April 2012, there are a total of 14 kinase inhibitor products approved by FDA, all for the treatment of cancer.

The kinase targets are being aggressively pursued for therapeutic intervention because there are 518 protein kinases in the human genome and defects in these signaling enzymes account for more than 400 human diseases. All of the 14 FDA approved drugs on the market target or affect one or more of only about 11 kinase drug targets. Therefore there are potentially hundreds of unexploited next generation kinase targets that SLC can use for the design of novel and innovative targeted therapies. SLC is focused on producing novel and innovative drug candidates that target the next generation of kinases for the treatment of various human diseases.

SLC has assembled a fully integrated Kinase Drug Development Platform that is discovering and designing novel drug candidates against the next generation kinase targets to treat a variety of human diseases. SLC has produced more than 400 functionally active kinase enzymes that it seeks to employ to design and perform the optimal functional assays of cell signaling networks. SLC believes that it has established and validated optimal functional assay for the 400 active kinase targets. In addition, a kinase focused small molecule library, KineCoreTM, which incorporates features of drug like molecules has been assembled in-house and has been used in the high throughput screening process to generate hits against key validated and clinically relevant kinase targets. SLC believes that all these components provide it with a highly competitive advantage compared with other developers of kinase targeted therapies. SLC also believes that it is better positioned to assess drug molecules: for on-target and off-target effects, for their impact on cell signaling pathways, and for their impact on the broader signaling network. This information empowers SLC to design drugs that it believes are more effective, more selective, and less toxic against kinase targets than other drug developers who do not have access to this quality and breadth of targets and assays. In this way, SLC addresses the growing market demand within and upon the pharmaceutical drug development industry for personalized medicines and targeted therapies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SLC’s Bioreagent Business

The bioreagent business arm of SLC is quickly growing in the life science signal transduction reagents space. SLC’s bioreagent business has continually expanded its products offering and achieved its projected growth year-over-year. Because of its unique expertise, the bioreagent business has become a substantial supplier of active enzymes and signaling proteins. SLC is commercializing and distributing these signaling products worldwide directly, through distributors and through corporate partnerships.

Since its inception, SLC’s bioreagent business has developed and optimized the necessary expertise to produce functionally active and highly pure recombinant forms of signaling enzymes; these include protein kinases, protein phosphatases, phosphodiesterases, transcriptional factors, histone deacetylases and methyltransferases. These products are utilized by scientists to identify new drug candidates, to validate targets and to study protein function. To maximize the value of these products and its offering, SLC’s bioreagent business continues to focus on adding complementary products to its offering. In addition, the company utilizes these products for its high throughput screening process in order to identify potent and selective drug candidates.

The discipline of signal transduction, which is defined as the flow of information within each of the body’s hundred trillion cells, has experienced explosive growth in the last two decades. The need for signaling enzyme and protein products and discovery services by the pharmaceutical and academic communities to study, understand, and exploit signal transduction processes has created an enormously lucrative business opportunity. SLC expects that the worldwide market for research reagents to significantly increase with the near term with industry fuelling this growth. Targets such as protein kinases, protein phosphatases, phosphodiesterases, transcriptional factors, histone deacetylases and methyltransferases amongst others are being pursued for therapeutic intervention with many new clinical candidates in development putting providers of biologically active enzymes and drug screening services in a unique growth position.

SLC’s advantage over its competitors arises from the 50 years of combined experience of its founders, management and scientists who have leveraged this expertise to develop an extensive line of research products. The vast wealth of experience has placed the Company at the forefront of signal transduction research and has allowed it to produce a large variety of signaling enzymes and proteins in their functionality active state.

As of 2010, SLC’s bioreagent business has operated with a positive cash flow and this aspect of the business is currently focused on expanding its revenue base.

SLC Capabilities and Resources

SignalChem Lifesciences Corporation is a Canadian company incorporated under the British Columbia Corporations Act with its principal office at 550-5600 Parkwood Way Richmond BC, V6V 2M2.

SLC’s principal office provides 6600 sq. ft. of office and wet lab space for performing biological assays, screening for drug candidates and testing for efficacy in various disease models. The company has a dedicated team of highly experienced employees and conscientiously manages its costs and cash flow through efficient management of technical resources, project planning, strategic alliances, and service contracts.

SLC has a strategic alliance with Advinus Therapeutics Inc., a TATA Enterprise, whereby Advinus will collaborate with SLC to cost effectively develop SLC’s novel drug candidates in a timely manner. Under the terms of the alliance, Advinus will provide chemistry and pharmaceutical development capabilities to SLC on these kinase programs in exchange for a share of the revenues during out-licensing of those programs. The Advinus site in Bangalore is over 240,000 sq. ft of modern laboratory and office space and provides extensive pharmaceutical development capabilities of toxicology, pharmacokinetics, process chemistry and analytical chemistry while the site in Pune is over 70,000 sq. ft and provides extensive drug discovery capabilities of medicinal chemistry, ADMET (Absorption, Distribution, Metabolism, Excretion, Toxicology) optimization and in vivo pharmacology.

SLC has a service agreement with the British Columbia Cancer Agency in Vancouver to access expertise and resources in cancer biology such as specialized cancer animal models in addition to human clinical trials in exchange for approximately $90,000 per year. Services under this agreement are only provided at SLC’s request, and no payments are required if no services are provided. SLC also intends to enter into a service agreements with University of Florence to provide expertise and resources in medicinal chemistry drug design and synthesis and TC Scientific Inc in Edmonton to provide services in chemical synthesis in exchange for approximately $90,000 per year. Services under this agreement would only be provided at SLC’s request, and no payments would be required if no services were provided.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SLC Directors and Management Team

Zahir Popat – Chairman and Chief Executive Officer/Corporate Director – is an accomplished business professional with expertise constructing and managing successful lifesciences corporate alliances, and business relationships on five continents for more than 30 years.  Zahir Popat brings to SLC the expertise to structure and manage the company to attain a global presence through the power of knowledge and strategic partnerships by providing a network of global alliances that complement SLC’s in-house and international drug development capabilities.

Dr. Jasbinder Sanghera, Ph.D. – President and Chief Scientific Officer/Corporate Director –- is a serial entrepreneur with 22 years of experience in drug discovery, protein kinases, signal transduction and cancer research. Dr. Sanghera has led teams that advanced three small molecule candidates from discovery into human clinical trials.  He is the author of more than 80 research articles in peer-reviewed scientific journals and holds a number of patents. He co-founded and served as VP Drug Discovery of Kinetek Pharmaceuticals, Inc. from 1992 until its acquisition by QLT Inc. in 2004.  He then co-founded SignalChem Pharmaceuticals Inc and has built it into a profitable privately held business, that is a leader in the supply of cell signaling bioreagents for drug discovery and research.  Dr. Sanghera’s vision and goal for SLC is to target kinase cell signaling enzymes to create innovative targeted drug products for the treatment of the right disease in the right patient.

Jun Yan – Director, Biology – is an expert in target discovery and validation, signal transduction, and cancer biology. He is a co-founder of SignalChem Pharmaceuticals Inc. and MetaSignal Therapeutics Inc.  Jun Yan brings to SLC kinase biology expertise to produce and exploit novel protein kinases and cell signaling pathways as drug targets through the production of signal transduction proteins and design of optimal assay systems. Jun Yan also has extensive experience in high throughput screening process for the discovery of hits against validated enzyme targets.

Dr. Zaihui Zhang, Ph.D.  – Director, Medicinal Chemistry – has over 20 years of experience in medicinal chemistry, drug discovery and development, protein kinases and cancer research.   Dr. Zhang made major contributions to advancing three small molecules from discovery stage to clinical trial stage. He has co-authored more than 30 research papers and named co-inventor of more than 50 patents and patent applications. Dr. Zhang has managed several programs that have been successfully acquired by or partnered with top tier multinational pharmaceutical companies and biotech companies when he held the position of Director or Associate Director of Medicinal Chemistry of Xenon Pharmaceuticals, Active Pass, and Kinetek Pharmaceuticals. He brings to SLC expertise in all stages of drug discovery including hit-to-lead, lead optimization and preclinical development; project management and leadership; and intellectual property.

Kevin McDuffie – Director, Business Development – is an accomplished business professional with more than 25 years of business development, technology licensing, plus sales and marketing experience in the biotechnology, life science, and biomedical device markets. Kevin McDuffie brings to SLC expertise in structuring, implementing, and managing multiple partnerships, alliances, and technology licenses for drug development.

Dr. Shoukat Dedhar Ph.D. – Director, Cancer Biology – is a world expert in cancer biology and cell adhesion mechanisms and signal transduction with expertise in in vivo models of invasion and metastasis. With more than 30 years of experience in cancer research, Dr. Dedhar has authored more than 170 publications in the cancer field and holds a number of patents. His projects have received significant funding from CIHR, CBRCA, and CCSRI. Dr. Dedhar is the discoverer of Integrin Linked Kinase (ILK), a major target for cancer, cardiovascular disease and inflammation. He is also the discoverer of the enzyme target, CAIX, used in SLC’s hypoxia anticancer drug development program. He currently holds the position of Distinguished Scientist - Genetics Unit, Integrative Oncology at the BC Cancer Research Centre.

Dr. Claudiu Supuran Ph.D. – Director, Drug Design – is a world renowned medicinal chemist and has 22 years of research experience with projects financed by the EU and many private drug companies. He is a world expert on the chemistry of the hypoxia CAIX anticancer drug program inhibitors and activators. Dr. Supuran is co-author on more than 670 scientific publications and patents. He currently holds the position of Professor, Faculty of Pharmacy, Department of Chemistry, University of Florence.

Harvey Quan CMA – Director, Finance – has over 25 years of business and company operational experience. He has served as Senior Financial officer in many biotechnology companies and government funded institutes including Kinetek Pharmaceuticals Inc., Genome BC, Aquinox, and SignalChem. Harvey Quan brings to SLC expertise in financial operations management for drug development and biotechnology companies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SLC’s Business Model

SLC’s business model is to generate novel drug candidates against biologically validated drug targets. Then SLC will actively partner with and license to biotechnology and pharmaceutical companies for later stage clinical development, to sustainably and significantly grow SLC’s revenue and its shareholder value.

The incentive for biotechnology and pharmaceutical drug development companies to partner with SLC is to develop the best quality targeted therapies to treat a variety of human diseases they deem important in a timely and cost effective manner by leveraging SLC’s robust, efficient, economical, and milestone driven Kinase Drug Development Platform. SLC provides the opportunity to develop the best quality targeted drug candidates from hit compound stage of development to Phase II ready clinical data package.

SLC intends to enter into product co-development partnerships with pharmaceutical and biotechnology companies to license intellectual property and drug development candidates. In the license transactions, SLC expects to receive payments in defined stages including 1) an upfront payment in cash or equity plus 2) one or more cash milestone payments when the drug achieves predetermined milestones in the development process, plus 3) royalties on sales of the future product or profit sharing relating to sales of the future product. The value of the payment terms will be negotiated based on several factors such as the stage of development of the drug candidate, intellectual property for the products, and the market opportunity for the proposed product.

Intellectual Property and Competitive Barriers to Entry

Patents on novel compositions of matter and pharmaceutical composition of innovative drug candidates, patents on the novel uses of these drug candidates as pharmaceutical compounds that treat the right disease in the right patient with the right drug, and patents on utilizing companion diagnostics based on the novel SLC assay tools are the primary barriers to entry for SLC’s competitors. SLC intends to obtain three patent applications for the CAIX hypoxia program that describe two proprietary classes of compounds that inhibit the CAIX enzyme target in hypoxic cancers and the concomitant biomarkers to identify the types of cancers that will be affected and to assess patient response to treatment with SLC’s drug products. SLC also intends to obtain a patent application covering the RSK2 for the treatment of triple negative breast cancers (TNBC).

There is also a technical barrier to entry exemplified by SLC’s extensive track record for being able to clone, express, purify, characterize, and develop functional screening assays for technically challenging kinase targets and other cell signaling proteins. This enables SLC to create better quality drug candidates for targeting functional activity of kinases within cell signaling pathways and signal transduction networks in terms of on-target and off-target effects; to select drug candidates with better toxicity profiles and pharmaceutical properties; and to perform better segmentation of the diseases (for example segmentation of the type of cancer by the cell signaling pathway signature of the cancer cells), leading to better selection criteria for responsive patients.

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

Results of Operations

To June 30, 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2012 which are included with this Report.

	Three Months Ended June 30		Change
	2012	2011	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	69,218	39,978	29,240
Net (Loss)	$(69,218)	$(39,978)	$(29,240)	(73%)

	Six Months Ended June 30		Change
	2012	2011	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	124,191	54,078	70,113
Net (Loss)	$(124,191)	$(54,078)	$(70,113)	130%

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $69,218 for the three month period ended June 30, 2012 and have an accumulated deficit of $568,360. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted at this time. While we have identified a proposed business acquisition (see discussion above re. SLC), there is no assurance that the transaction will be completed as planned or at all.

Expenses – Three month periods ended June 30, 2012 and 2011

Notable period over period differences are as follows:

	Three Months Ended June		Change
	2012	2011	Amount	Percentage
Consulting services	$22,500	$-	$22,500	-
Corporate support services	$8,995	$-	$8,995	-
Interest, bank and finance charges	$4,805	$10,746	$(5,941)	(55%)
Office, foreign exchange and sundry	$(685)	$3,274	$(3,959)	(121%)
Professional fees	$28,853	$23,608	$5,245	22%
Transfer and filing fees	$4,750	$2,350	$2,400	102%

▪	Consulting services in the current period relate to fees for services of our president under the terms of a contract which commenced January 1, 2012.
▪	In recognition of our constrained financial condition, the corporate support services provider agreed to forego regular monthly fees in the 2011 second quarter.
▪
Interest, bank and finance charges were higher in 2011 primarily due the value of shares issued as additional consideration for a loan in 2011 being recorded as a finance charge, with no equivalent in 2012.

▪	Office, foreign exchange and sundry decreased primarily due to a foreign exchange gain in the 2012 period, and a loss in the equivalent period in the prior year.
▪	Professional fees increased primarily due to timing of invoicing for quarterly statement reviews.
▪	Transfer and filing fees increased primarily due to the SEC’s new XBRL filing requirements in 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at June 30, 2012 and December 31, 2011

Items with notable period-end differences are as follows:

	June 30	December 31	Change
	2012	2011	Amount	Percentage
Amounts receivable	$21,606	$9,144	$12,462	136%
Accounts payable and accrued liabilities	$150,879	$117,680	$33,199	28%
Loans payable	$94,652	$112,289	$(17,637)	(16%)
Amounts due to related party	$25,482	$41,974	$(16,492)	(39%)
Shares to be issued	$146,700	$10,000	$136,700	1,367%

▪	Amounts receivable increased due to the accrual of recoverable goods and services taxes in the current period.
▪	Accounts payable and accrued liabilities increased mainly due to accrued accounting fees and related interest, plus accrued fees for corporate support services.
▪	Loans payable decreased primarily due to a conversion of a loan into a subscription for shares, offset slightly by accrued interest on loan balances remaining.
▪	Amounts due to related party decreased as a result of repayments made during the current period of loans from our president.
▪
Shares to be issued increased due to receipt in the current quarter of amounts totaling $124,200, together with conversion of loans, as subscriptions for 2,734,000 shares of our common stock. Those shares were issued on July 24, 2012.

Liquidity and Capital Resources

As of June 30, 2012, our total assets were $21,711 and our total liabilities were $277,821. At that date we had cash of $105.

Our working capital as at June 30, 2012 and December 31, 2011 and the changes between those dates are summarized as follows:

	June 30	December 31	Increase/(Decrease)
	2012	2011	Amount	Percentage
Current Assets	$21,711	$9,903	$11,808	119%
Current Liabilities	277,821	278,522	(701)	-
Working Capital (Deficiency)	$(256,110)	$(268,619)	$12,509	(5	% )

The decrease in our working capital deficiency from December 31, 2011 to June 30, 2012 was primarily due to an increase in accrued recoverable goods and services taxes of approximately $12,000.

Cash Flows
	Six Months Ended June 30		Increase/(Decrease)
	2012	2011	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(98,362)	$(22,443)	$(75,919)	338%
Investing Activities	-	(75,000)	75,000	(100%)
Financing Activities	97,708	95,400	2,308	2%

Net increase (decrease) in cash	$(654)	$(2,043)	$1,389	(68	% )

Cash Used In Operating Activities

Operating expenses were higher by approximately $70,000 in the current six month period than in the equivalent period last year. This was primarily due to consulting services that were new this year of $45,000, increased corporate support services of approximately $11,000, and increased professional fees of approximately $15,000. Non-cash changes that impacted the net loss (i.e. changes in Amounts receivable,  Accounts payable, Accrued interest payable, Non-cash finance fees, and Loss on foreign exchange) increased year over year by approximately $6,000. As a result, the total change in cash used in operating activities was approximately $76,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Used in Investing Activities
In 2011, we paid $75,000 as a deposit on a mineral property. There was no equivalent in the current six month period.

Cash Provided By Financing Activities
The minor increase in cash provided by financing activities was due to the receipt of subscriptions for our common stock being offset by net repayments of loans made by our president.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had the following sales of unregistered securities in the six months ended June 30, 2012 and subsequently, to the date of this report.

During the period ended June 30, 2012:
▪	We received payments totaling $114,200 as subscriptions for 2,284,000 shares of our common stock.
▪	Loans totaling $22,500 were converted to a subscription for 450,000 shares of our common stock.

In July, 2012:
▪	We received payments totaling $15,000 as subscriptions for 300,000 shares of our common.
▪	A portion of a loan and accrued interest totaling $6,000 was converted to a subscription for 120,000 shares of our common stock.

On July 24, 2012, we issued 3,354,000 restricted shares of our common stock in connection with the above subscriptions, as well as a subscription for another 200,000 shares received in July, 2011.

All of the shares are part of a private placement of securities to offshore subscribers pursuant to Regulation S of the Securities Act of 1933. The subscribers represented that they are not a US person, as defined in Regulation S. No compensation was or will be paid in connection with these subscriptions.

On August 9, 2012, the Company received $50,000 as a subscription for 250,000 shares of its common stock. The shares are part of a second private placement of securities to offshore subscribers pursuant to Regulation S of the Securities Act of 1933. The subscriber represented that they are not a US person, as defined in Regulation S. Those shares have not yet been issued.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of August, 2012

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