Form 10-Q/A
period 2012-06-30
International Gold Corp.
filed 2012-08-27
CIK 1319643

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 20, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Interim Balance Sheets as of June 30, 2012 and audited Consolidated Balance Sheets as of December 31, 2011, (ii) the unaudited Interim Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the unaudited Interim Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the unaudited Condensed Notes to Interim Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 20, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of August, 2012

INTERNATIONAL GOLD CORP.

BY:	“Robert M. Baker”
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

* Previously filed.
** Furnished herewith.