Form 10-Q
period 2012-09-30
International Gold Corp.
filed 2012-11-13
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,604,000 as of October 28, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2012	2011
	(Unaudited)
ASSETS

Current
Cash	$170	$759
Amounts receivable	27,489	9,144
Due from related parties	9,705	-
	$37,364	$9,903

LIABILITIES

Current
Accounts payable and accrued liabilities	$148,863	$117,680
Loans payable	90,920	112,289
Amounts due to related party	-	41,974
Promissory notes due to related party	7,064	6,579
	246,847	278,522
Contractual Obligations And Commitments (Note 6)
Subsequent Events (Note 8)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
9,604,000 common shares at September 30, 2012 and 6,250,000 common shares at December 31, 2011	96	63

Additional Paid-In Capital	333,154	165,487
Shares To Be Issued	81,500	10,000
Accumulated Deficit	(624,233)	(444,169)
	(209,483)	(268,619)

	$37,364	$9,903

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	27,000	-	72,000	-
Corporate support services	8,963	12,305	28,958	21,222
Interest, bank and finance charges	4,505	2,558	15,453	14,057
Mineral property costs	-	8,500	-	8,500
Office, foreign exchange and sundry	5,431	(5,037)	9,519	1,508
Professional fees	4,750	14,978	43,218	38,587
Transfer and filing fees	5,224	7,493	10,916	11,001
	55,873	40,797	180,064	94,875

Operating Loss, Before Other Income (Expense)	$(55,873)	$(40,797)	$(180,064)	$(94,875)

Other Income (Expense)
Gain resulting from debt forgiveness	-	56,281	-	56,281
Impairment of loan advance	-	(10,000)	-	(10,000)

Net (Loss) Income For The Period	(55,873)	5,484	(180,064)	(48,594)

Basic And Diluted (Loss) Earnings Per Common Share	$(0.01)	$0.00	$(0.03)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	8,729,043	6,250,000	7,082,380	6,096,154

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2012	2011

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(180,064)	$(48,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	7,128	3,043
Gain resulting from debt forgiveness	-	(56,281)
Impairment of loan advance	-	10,000
Non-cash finance fees	-	6,250
Non-cash mineral property cost	-	8,500
Loss (gain) on foreign exchange	488	(1,023)
Net changes in non-cash operating working capital items:
Amounts receivable	(18,345)	(1,390)
Accounts payable and accrued liabilities	31,183	42,509
	(159,610)	(36,986)
Investing Activities
Loan receivable	-	(75,000)
	-	(75,000)
Financing Activities
Issuance of common stock subscriptions	210,700	10,000
(Repayments to) advances from related parties	(51,679)	11,955
Advances from loans payable	-	89,813
	159,021	111,768

Net Decrease In Cash	(589)	(218)

Cash, Beginning Of Period	759	1,981

Cash, End Of Period	$170	$1,763

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Common shares issued as financing fee	$-	$6,250

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $624,233 for the period from December 9, 2004 (inception) to September 30, 2012, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2011.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2011, has been omitted.  The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The Company no longer has any mineral properties. Mineral property exploration costs were expensed as incurred. Mineral property acquisition costs were initially capitalized when incurred.  The Company assessed the carrying costs for impairment at each fiscal quarter end.  If it had been determined that a mineral property could be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property would be capitalized. Such costs would be amortized using the unit-of-production method over the estimated life of the probable reserve.  If mineral properties were subsequently abandoned or impaired, any capitalized costs would be charged to operations.

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

Asset retirement obligations, including environmental expenditures, that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when retirement obligations, including environmental assessments and/or remedial efforts, are probable, and the cost can be reasonably estimated. The Company has no asset retirement obligations.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
These tiers include:

●	Level 1 – defined as observable inputs such as quoted prices in active markets;
●	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash consists of cash on deposit with a high quality major financial institution. The carrying cost approximates fair value due to the liquidity of these deposits.  The carrying amounts of other financial assets and liabilities comprising amounts receivable, due from related parties, accounts payable and accrued liabilities, loans payable and amounts due to related party, were reasonable approximations of their fair value.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares issuable in connection with options or warrants had been issued and if the additional common shares were dilutive. For periods in which net losses are generated, the basic and diluted loss per share are the same, as any exercise of options or warrants would be anti-dilutive. The Company has no stock option plan, warrants or other dilutive securities.

j)	Stock-based Compensation

The Company adopted ASC Topic 718, “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments for the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of these transactions.  To September 30, 2012, the Company has not granted any stock options.

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

3.	CAPITAL STOCK

During the nine months ended September 30, 2012, in connection with a private placement of $0.05 shares:
●	The Company received payments totaling $129,200 as subscriptions for 2,584,000 shares of its common stock.
●	Loans totaling $22,500 Canadian were converted to a subscription for 450,000 shares of common stock.
●	A loan together with interest totaling $6,000 was converted to a subscription for 120,000 shares of common stock.

On July 24, 2012, the Company issued 3,354,000 shares of its common stock in return for the share subscriptions above totaling $157,700, together with a July, 2011 subscription totaling $10,000.

During the nine months ended September 30, 2012, in connection with a private placement of $0.20 shares, the Company received payments totaling $81,500 as subscriptions for 407,500 shares of its common stock.

Subsequent to September 30, 2012, in connection with the $0.20 private placement, the Company received a further $111,000 as subscriptions for 555,000 shares of its common stock. No shares have yet been issued in connection with the $0.20 private placement.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (Unaudited)
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

The Company has loans as follows:

i.
$5,000: unsecured, interest at 15% per annum, due on April 20, 2012. The loan has not been repaid and the repayment terms will need to be renegotiated with the lender. The loan was originally $10,000. During the nine months ended September 30, 2012, loan principal of $5,000 together with accrued loan interest of $1,000 was converted to a subscription for 120,000 shares of the Company’s common stock. Those shares were issued on July 24, 2012.

ii.
$75,000: unsecured, interest at 10% per annum, due on August 2, 2011. The loan has not been repaid and the repayment terms will need to be renegotiated with the lender. In 2011, the Company issued 250,000 shares of its common stock as additional consideration for receiving the loan.

During the nine months ended September 30, 2012:

●	Interest totaling $6,128 (2011 - $2,896) was accrued on loan amounts;
●	Loans totaling $22,500 Canadian were converted to a subscription for 450,000 shares of the Company’s common stock. Those shares were issued on July 24, 2012.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Amounts Due from / to Related Party

At September 30, 2012, the Company was owed $9,705 by the sole director and officer of the Company and a company or companies controlled by this director. This amount was comprised of unsecured, non-interest bearing amounts with no specific terms of repayment. At December 31, 2011, amounts of the same type totaling $41,974 were due from the Company to that director, or companies controlled by that director.

Other amounts due to the above-noted related party and included in accounts payable totaled $32,201 at September 30, 2012 and $35,049 at December 31, 2011.

b)	Promissory Notes Due to Related Party

The Company was indebted to a company controlled by the sole director and officer of the Company at September 30, 2012 for unsecured promissory notes, due on demand, bearing interest at 8% per annum, totaling $7,064, including accrued interest  of $1,108 (December 31, 2011: $6,579, including accrued interest of $736).

6.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A consulting agreement was executed by the Company for the provision of corporate compliance services, administrative services, provision of a head office address, and bookkeeping, dated for reference January 1, 2011. The agreement calls for a monthly fee of $3,000 (Canadian) plus applicable taxes. In recognition of the Company’s constrained financial condition, the consultant agreed to forego regular monthly fees in 2011 and accepted seven months’ fees to December 31, 2011 totaling $18,208. In the period ended September 30, 2012, regular monthly fees commenced which, together with a one-time payment of $2,000 in recognition of 2011 payments foregone, totaled $28,958. The agreement remains in effect until terminated by either party on one month’s notice. In the event that the Company terminates the agreement other than for cause, the Company is required to pay two months’ fees as a termination fee.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (Unaudited)
(Stated in U.S. Dollars)

6.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS (Continued)

On February 21, 2012 a consulting agreement was executed between the Company and another company controlled by the sole director and officer of the Company, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as the Company’s CEO, COO, CFO and Corporate Secretary.  As compensation, the Company is to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears, plus applicable taxes.  The Company has also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement. The agreement may be terminated by either party on thirty days’ notice. In the event that the agreement is terminated on a change of control of the Company or, other than for cause, the consultant is entitled to a severance payment equivalent to twelve months of fees. Effective July 1, 2012, the compensation rate is being amended to $108,000 per annum, in equal monthly installments of $9,000 in arrears, plus applicable taxes.

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

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (Unaudited)
(Stated in U.S. Dollars)

7.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following tables present information about the Company’s financial instruments that have been measured at fair value as of September 30, 2012 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair values:

	LEVEL	HELD-FOR- TRADING	TOTAL CARRYING VALUE	FAIR VALUE
Financial assets
Cash	1	$170	$170	$170

	LEVEL	OTHER FINANCIAL LIABILITIES	TOTAL CARRYING VALUE	FAIR VALUE
Financial liabilities
Loans payable, including interest	2	$90,920	$90,920	$90,920
Promissory notes due to related party, including interest	2	7,064	7,064	7,064
		$97,984	$97,984	$97,984

The carrying amount of level 1 and level 2 financial instruments approximates fair value because of the short maturity of the instruments.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine month period ended September 30, 2012. The Company has no Level 3 financial assets or liabilities.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not generated any revenues and no revenues are anticipated until after we engage in a merger or acquisition transaction. We cannot currently estimate the timing of any possible future revenues. We currently have no definitive agreements or understandings with any prospective business combination or project candidates and there are no assurances that we will find a suitable business with which to combine or project to acquire. The implementation of our business objectives is wholly contingent upon a business combination or project acquisition and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination or project acquisition which we believe has significant growth potential. There is no certainty that we will be able to complete any of those steps. Our only sources for cash at this time are loans, or investments by others in a public offering or a private placement.

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

The Management Discussion and Analysis section of our report filed on Form 10-Q for the period ended June 30, 2012 contains detailed information about SLC in the following categories:
●	Overview
●	Bioreagent business
●	Capabilities and resources
●	Directors and management team
●	Business model
●	Intellectual property and competitive barriers to entry

If the transaction is completed, pursuant to the terms of the LOI, as consideration for the acquisition of all of the issued and outstanding securities of SLC, we will issue 40,000,000 new shares of our common stock to the SLC shareholders. Closing of the transaction is subject to a number of conditions including: satisfactory completion of due diligence by both parties; obtaining all necessary governmental, regulatory and third party consents, waivers and approvals; and completion of an interim financing with proceeds intended to be used to fund our working capital. There is no assurance that the transaction will be completed as planned or at all.

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

Results of Operations

To September 30, 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2012 which are included with this Report.

	Three Months Ended September 30		Change
	2012	2011	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	55,873	40,797	15,076	37%
Other Income	-	(46,281)	46,281	(100%	)
	55,873	(5,484)	61,357	1,119%
Net (Loss) Income	$(55,873)	$5,484	$(61,357)	(1,119%	)

	Nine Months Ended September 30		Change
	2012	2011	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	180,064	94,875	85,189	90%
Other Income	-	(46,281)	46,281	(100%	)
	180,064	48,594	131,470	271%
Net (Loss)	$(180,064)	$(48,594)	$(131,470)	271%

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $55,873 for the three month period ended September 30, 2012 and have an accumulated deficit of $624,233. The 2011 period included a gain resulting from debt forgiveness of approximately $56,000 and an impairment of loan advance of $10,000, resulting in a decrease in the 2011 net loss of approximately $46,000. There were no equivalent items in 2012. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted at this time. While we have identified a proposed business acquisition (see discussion above re. SLC), there is no assurance that the transaction will be completed as planned or at all.

Expenses – Three months ended September 30, 2012 and 2011

Notable period over period differences are as follows:

	Three Months Ended September		Change
	2012	2011	Amount	Percentage
Consulting services	$27,000	$-	$27,000	-
Corporate support services	$8,963	$12,305	$(3,342)	(27%	)
Interest, bank and finance charges	$4,505	$2,558	$1,947	76%
Mineral property costs	$-	$8,500	$(8,500)	(100%	)
Office, foreign exchange and sundry	$5,431	$(5,037)	$10,468	208%
Professional fees	$4,750	$14,978	$(10,228)	(68%	)
Transfer and filing fees	$5,224	$7,493	$(2,269)	(30%	)

▪	Consulting services in the current period relate to fees for services of our president under the terms of a contract which commenced January 1, 2012.
▪	Corporate support services in the third quarter of 2011 included costs for May and June, 2011 that had not previously been invoiced or accrued.
▪	Interest, bank and finance charges were higher in 2012 primarily due increased interest accumulated on a higher 2012 payables balance.
▪	A mineral claim interest was expensed and charged to Mineral property costs in 2011 when the company decided not to pursue exploration activities on that claim.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

▪
Office, foreign exchange and sundry increased primarily due to a foreign exchange loss in the 2012 period, versus a gain in the equivalent period in the prior year, together with parking expenses paid in connection with the 2012 consulting contract for CEO services.

▪	Professional fees decreased primarily due to a one-time 2011 legal cost in connection with securities regulatory filings, with no equivalent in 2012.
▪	Transfer and filing fees decreased primarily due to set-up costs in the 2011 quarter in connection the SEC’s new XBRL filing requirements, not repeated in the 2012 quarter.

Balance Sheet at September 30, 2012 and December 31, 2011

Items with notable period-end differences are as follows:

	September 30	December 31	Change
	2012	2011	Amount	Percentage
Amounts receivable	$27,489	$9,144	$18,345	201%
Due from related parties	$9,705	-	$9,705
Accounts payable and accrued liabilities	$148,863	$117,680	$31,183	26%
Loans payable	$90,920	$112,289	$(21,369)	(19%	)
Amounts due to related party	$-	$41,974	$(41,974)	(100%	)
Additional paid-in capital	$333,154	165,487	$167,667	101%
Shares to be issued	$81,500	$10,000	$71,500	715%

▪	Amounts receivable increased due to the accrual of recoverable goods and services taxes in 2012.
▪	Amounts due from related parties increased with payments to our president in 2012. Note that we are indebted to a company controlled by our president in the amount of $7,064.
▪	Accounts payable and accrued liabilities increased mainly due to accrued accounting fees and related interest, plus accrued fees for corporate support services.
▪	Loans payable decreased primarily due to a conversion in 2012 of a loan into a subscription for shares, offset slightly by accrued interest on loan balances remaining.
▪	Amounts due to related party decreased as a result of repayments made during 2012 of loans from our president.
▪	Additional paid-in capital increased in 2012 as a result of shares of our common stock with a par value of $33 being issued in July, 2012 for paid subscriptions totaling $167,700.
▪
Shares to be issued increased due to receipt in the 2012 period of amounts totaling $81,500 as subscriptions for 407,500 shares of our common stock. Those shares have yet to be issued. $10,000 was received in 2011 as a subscription for 200,000 shares of our common stock. Those shares were issued in July, 2012, decreasing the balance in Shares to be issued.

Liquidity and Capital Resources

As of September 30, 2012, our total assets were $37,364, our total liabilities were $246,847, and we had cash of $170.

Our working capital as at September 30, 2012 and December 31, 2011 and the changes between those dates are summarized as follows:

	September 30	December 31	Increase/(Decrease)
	2012	2011	Amount	Percentage
Current Assets	$37,364	9,903	$27,461	277%
Current Liabilities	246,847	278,522	(31,675)	(11%	)
Working Capital (Deficiency)	$(209,483)	(268,619)	$59,136	22%

The decrease in our working capital deficiency from December 31, 2011 to September 30, 2012 was primarily due to the following:
▪	an increase in accrued recoverable goods and services taxes of approximately $18,000;
▪	receipt of funds in connection with a private placement of our stock, which allowed repayment of approximately $42,000 to a related party and advances of approximately $10,000;
▪	conversion of loans payable of approximately $22,000 to a subscription for shares of our common stock;
▪	with the above items offset by an increase in accrued payables of approximately $31,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows
	Nine Months Ended September 30		Increase/(Decrease)
	2012	2011	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(159,610)	(36,986)	$(122,624)	332%
Investing Activities	-	(75,000)	75,000	(100%	)
Financing Activities	159,021	111,768	47,253	42%

Net increase (decrease) in cash	$(589)	(218)	$(371)	(170%	)

Cash Used In Operating Activities

Operating expenses were higher by approximately $85,000 in the current nine month period than in the equivalent period last year. This was primarily due to consulting services that were new this year of $72,000, increased corporate support services of approximately $8,000, and increased professional fees of approximately $5,000. The decrease in mineral property costs was offset by the increase in office, foreign exchange and sundry costs. Discussion of changes in those two items is included above, under Expenses.

The 2011 period included a gain resulting from debt forgiveness of approximately $56,000 and an impairment of loan advance of $10,000, resulting in a decrease in the 2011 net loss of approximately $46,000. There were no equivalent items in 2012. The year over year difference in those items, together with the increase of $85,000 in operating expenses noted above, resulted in the net loss in 2012 being approximately $131,000 higher than in 2011.

Various non-cash changes that impacted the net loss (e.g. changes in Amounts receivable, Accounts payable, Accrued interest payable, Non-cash finance fees, and Loss on foreign exchange, etc.) increased year over year by approximately $9,000. In 2011, the adjustments to net loss for non-cash items included amounts for the gain resulting from debt forgiveness and the impairment of loan advance noted above. As a result, the total increase in cash used in operating activities was approximately $123,000.

Cash Used in Investing Activities
In 2011, we paid $75,000 as a deposit on a mineral property. There was no equivalent item in 2012.

Cash Provided By Financing Activities

The increase in cash of approximately $47,000 provided by financing activities was due to the receipt of subscriptions for our common stock being higher in 2012 than in 2011 by approximately $201,000, which was offset by;

●
repayments and advances to a related party of approximately $52,000 in 2012, compared to approximately $12,000 in advances from the related party in 2011, being a decrease of approximately $64,000 year over year and;

●	no loan advances in 2012, compared to advances of approximately $90,000 in 2011, being a decrease of approximately $90,000.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had the following sales of unregistered securities in the nine months ended September 30, 2012 and subsequently, to the date of this report.

During the nine months ended September 30, 2012:

●	We received payments totaling $129,200 as subscriptions for 2,584,000 shares of our common stock.
●	Loans totaling $22,500 were converted to a subscription for 450,000 shares of our common stock.
●	A portion of a loan and accrued interest totaling $6,000 was converted to a subscription for 120,000 shares of our common stock.

On July 24, 2012, we issued 3,354,000 restricted shares of our common stock in connection with the above subscriptions, as well as a subscription for another 200,000 shares received in July, 2011.

All of the shares were part of a private placement of securities to offshore subscribers pursuant to Regulation S of the Securities Act of 1933. The subscribers represented that they are not a US person, as defined in Regulation S. No compensation was or will be paid in connection with these subscriptions.

We received $81,500 as subscriptions for 407,500 shares of our common stock as part of a second private placement of securities to pursuant to Regulation S and Regulation D of the Securities Act of 1933.

Subsequent to September 30, 2012, in connection with the second private placement, we received further amounts totaling $111,000 as subscriptions for 555,000 shares of our common stock.

The second private placement subscribers included offshore subscribers pursuant to Regulation S and US persons. The subscribers either represented for purposes of Regulation S that they are not a US person, as defined in Regulation S, or for purposes of Regulation D, that they are an accredited investor.

None of the 962,500 shares subscribed for as part of the second private placement have yet been issued.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of October, 2012

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