Form 10-K
period 2012-12-31
International Gold Corp.
filed 2013-04-16
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number:   000-53676

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☑   NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2012: $1,980,300 (based on sales of common equity).

At April 10, 2013, 9,901,500 shares of the registrant’s common stock were outstanding. Subscriptions have been received for a further 940,000 shares which have not yet been issued.

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

Company History

We were incorporated in the State of Nevada on December 9, 2004. We planned to engage in the acquisition and exploration of mining properties. We currently have no properties, are not conducting any exploration work and are therefore not in the “exploration stage”. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 1111 West Georgia Street, Suite 1720, Vancouver, British Columbia, Canada V6E 4M8.

We have no revenues, have losses since inception, have no operations, and have been issued a going concern opinion by our auditor. We are relying upon the sale of securities and loans to fund our operations.

Canadian mining claim

The property on which we previously held an interest in mineral rights is in British Columbia, Canada. The claim is located on the south end of Polley Lake approximately 90 kilometers northeast of the city of Williams Lake in the Cariboo Mining Division of British Columbia.  The claim is approximately 500 meters long and 500 meters wide.

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

The claim was held on our behalf by Woodburn on the understanding that the title to the mineral claim would be transferred to us on demand in the event that we found mineralized material and decided to proceed with mining activities. The claim was recorded in Woodburn’s name because under British Columbia law, mineral claims may only be held by British Columbia residents, including British Columbia corporations. Since we are a US corporation, we cannot hold mineral claims directly. In order to hold title in compliance with the law, we would have had to incorporate a British Columbia wholly owned subsidiary corporation and have it hold the claim. We felt that the costs associated with forming and operating a subsidiary include legal fees, accounting fees and filing fees were prohibitive for a company with our limited funding. A subsidiary would be formed in the event that mineralized material was found on the claim and we decided to proceed with mining activities.

In December 2004, Woodburn paid to stake the mineral claim and then purchased the claim from a non-affiliated third party for $8,500. We then acquired the right from Woodburn to conduct mineral exploration activities on the claim for $8,500. Initially the cost was reflected on our balance sheet as a Mineral Claim Interest. No work was performed on the property. In 2011, due to adverse economic conditions and the increasing difficulty of raising funding for small scale mining exploration, we decided not to pursue exploration activities on the claim. On October 27, 2011, Woodburn sold the claim to a third party. The mineral claim interest was therefore expensed and charged to Mineral property costs in 2011.

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

The 25,000,000 shares were not issued and none of the closing conditions described above were completed. The parties agreed on September 27, 2011 to a mutual release and cancellation of the Agreement. The LLC acknowledged the $75,000 as a loan from us, bearing interest at 5% per annum and indicated it will use best efforts to repay the loan in a timely manner. The loan is secured by the assets of the LLC and the Company expects to be repaid. However collectability is uncertain. In 2011 management made a provision for loan loss in the amount of $76,418, for the full amount of the loan plus accrued interest.

ITEM 1.	BUSINESS - continued

Current Status

We are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be finalized operating company or business. We have no employees and minimal cash.

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

We anticipate that prospective target businesses or projects will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community.

Proposed Business Acquisition

On July 15, 2012, we entered into a Letter of Intent (the “LOI”) with SignalChem Lifesciences Corporation, a private company incorporated in the Province of British Columbia, Canada (“SLC”), with respect to the proposed exchange of all of the issued and outstanding shares of SLC.

ITEM 1.	BUSINESS - continued

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

ITEM 1A.	RISK FACTORS - continued

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

CURRENT SHAREHOLDERS COULD BE SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION OR PROJECT ACQUISITION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of our Common Stock. There are currently 90,098,500 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination or project acquisition, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING SHAREHOLDER.

Our sole director and officer, Robert M. Baker beneficially owns 50.5% of the outstanding shares of our Common Stock. As a result, this shareholder is able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

ITEM 1A.	RISK FACTORS - continued

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

We currently do not own any property.

Our principal offices are located at 1111 West Georgia Street, Suite 1720, Vancouver, British Columbia, Canada V6E 4M8. The office space is currently provided as part of an agreement with the consulting firm that we use for administrative, regulatory compliance, and bookkeeping services.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material, pending legal proceedings to which our company is a party, and no such proceedings are known by us to be contemplated.

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

Our stock is quoted under the symbol “ITGC” on the OTCQB tier of the OTC market operated by the Financial Industry Regulatory Authority (FINRA).  OTCQB companies must be registered with and reporting to the SEC or a U.S. banking regulator. A summary of trading by quarter for the 2012 and 2011 fiscal years is as follows:

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter: 10/1/12 to 12/31/12	$0.00	$0.00
Third Quarter: 7/1/12 to 9/30/12	$0.51	$0.10
Second Quarter: 4/1/12 to 6/30/12	$0.00	$0.00
First Quarter: 1/1/12 to 3/31/12	$0.10	$0.10

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 10/1/11 to 12/31/11	$0.25	$0.10
Third Quarter: 7/1/11 to 9/30/11	$0.30	$0.25
Second Quarter: 4/1/11 to 6/30/11	$0.31	$0.25
First Quarter: 1/1/11 to 3/31/11	$0.25	$0.20

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

On April 10, 2013, we had 78 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we have any plans to do so. Management anticipates that, for the foreseeable future, all available cash will be needed to fund our operations.

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, other than as previously described in our report on Form 10-Q for the quarter ended September 30, 2012, we received further amounts totaling $55,000 as subscriptions for 275,000 shares of our common stock. The shares have not yet been issued and are included on the Balance Sheet in Shares To Be Issued. All of the shares were part of a private placement of securities to offshore subscribers pursuant to Regulation S of the Securities Act of 1933. The subscribers represented that they are not a US person, as defined in Regulation S. No compensation was or will be paid in connection with these subscriptions.

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

Equipment and Employees

As of December 31, 2012, we had no operating business, no equipment, and no employees.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2012 which are included with this Report.

Revenues

	Year Ended December 31		Increase/(Decrease)
	2012	2011	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	260,858	173,407	87,451	50%
Other (Income) Expense	-	30,047	(30,047)	(100%)
Net Loss	$260,858	$203,454	$57,404	28%

We recorded a net loss of $260,858 for the year ended December 31, 2012, have an accumulated deficit of $705,027 and have had no operating revenues since our inception on December 9, 2004. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted given that no target business combination or project acquisition have yet been clearly identified.

Expenses

Our expenses for the years ended December 31, 2012 and 2011 are outlined below:

	Year Ended December 31		Increase/(Decrease)
	2012	2011	Amount	Percentage
Consulting services	110,880	-	110,880	-
Corporate support services	$39,158	$21,222	$17,936	85%
Interest, bank and finance charges	16,626	73,625	(56,999)	(77%)
Mineral property costs	-	8,500	(8,500)	(100%)
Office, foreign exchange and sundry	13,096	9,317	3,779	41%
Professional fees	67,039	46,644	20,395	44%
Transfer and filing fees	14,059	14,099	(40)	-
Total Operating Expenses	$260,858	$173,407	$87,451	50%
Other (Income) / Expense	$-	$30,047	$(30,047)	(100%)

Consulting services in 2012 relate to fees for services of our president under the terms of a contract which commenced January 1, 2012.  The total includes monthly fees and reimbursed expenses.

Corporate support services:  We entered into a consulting agreement for the provision of regulatory compliance and administrative services, provision of a head office address, and bookkeeping, dated for reference January 1, 2011. In recognition of the Company’s constrained financial condition, the consultant agreed to forego regular monthly fees in 2011 and accepted seven months’ fees to December 31, 2011. While the consultant made a similar concession in Q4 of 2012, decreasing the rate by $1,000 monthly, the net result was an increase in the total cost in 2012, compared to 2011.

Interest, bank and finance charges decreased in 2012 primarily as a result of a $62,500 finance fee in 2011 in connection with the issuance of 250,000 shares as partial consideration for a loan received, with no equivalent amount in 2012.

Mineral property costs decreased year over year as a result of the write-off in 2011 of a mineral claim interest that was previously capitalized, with no equivalent amount in 2012.

Professional fees increased primarily due to timing of billings for 2011 audit and review services, offset by minimal legal costs being incurred in 2012.

Other (Income) Expense was comprised in 2011 of a gain of approximately $57,000 resulting from debt forgiveness by a former shareholder, offset by the impairment of a $10,000 advance that we concluded was unlikely to be recovered and a $75,000 loan for which collectability was judged to be uncertain, together with accrued interest. There were no equivalent amounts in 2012, resulting in the year over year decrease in net expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Our financial condition for the years ended December 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

Working Capital
	Year Ended December 31		Increase/(Decrease)
	2012	2011	Amount	Percentage
Current Assets	$63,768	$9,903	$53,865	544%
Current Liabilities	(188,045)	(278,522)	90,477	(33%)
Working Capital (Deficiency)	$(124,277)	$(268,619)	$144,342	(54%)

The decrease in our working capital deficiency from December 31, 2011 to December 31, 2012 was primarily due to an increase in cash of approximately $11,000, prepaid consulting fees to related parties of approximately $43,000, a decrease in accounts payable and accrued liabilities of approximately $30,000, a decrease in loans payable of approximately $19,000, and a decrease in amounts due to related parties of approximately $42,000.

Cash Flows
	Year Ended December 31		Increase/(Decrease)
	2012	2011	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(281,181)	$(44,639)	$(236,542)	530%

Investing Activities	-	(75,000)	75,000	(100%)

Financing Activities	291,704	118,417	173,287	463%

Net increase (decrease) in cash	$10,523	$(1,222)	$11,745

Cash Used In Operating Activities
The increase in cash used for operating activities year over year is comprised of the increase in net loss of approximately $57,000 and the increase in non-cash items of approximately $179,000.

Cash Provided By (Used In) Investing Activities

The year over year decrease in cash used for investing activities resulted from advancing $75,000 in 2011 in connection with our effort to acquire certain mining concessions in Mexico. Those concessions were not acquired and the advance was converted to a loan.  As collectability of the loan is uncertain, a provision for loss of the loan was recorded in 2011, with no equivalent amount in the current year.

Cash Provided By (Used In) Financing Activities

The year over year increase in cash provided by financing activities was primarily due to an increase in the receipt of subscriptions for our common stock of approximately $367,000, offset by an increase in advances to related parties of approximately $43,000, prepayment of consulting fees of approximately $43,000, and a decrease in receipt of loans payable of approximately $107,000.

As of the date of this report, we have yet to generate any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, or loans.

As of December 31, 2012, our total assets were $63,768 and our total liabilities were $188,045.

Our principal source of working capital has been in the form of loans and capital contributions from our shareholders or management, loans from third parties, and funds received as subscriptions for our common stock. For the foreseeable future, we will have to continue to rely on those sources for funding. We have no assurance that we can successfully engage in any further private sales of our securities or that we can obtain any additional loans. At December 31, 2012, we had cash of $11,282 and negative working capital of $124,277.

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

Commitments

We do not have any commitments as of December 31, 2012 which are required to be disclosed in tabular form.

A consulting agreement was executed by us for the provision of corporate compliance services, administrative services, provision of a head office address, and bookkeeping, dated for reference January 1, 2011. The agreement calls for a monthly fee of $3,000 (Canadian) plus applicable taxes. In recognition of our constrained financial condition, the consultant agreed to reduce the regular monthly fee in Q4, 2012 to $2,000 plus applicable taxes. The agreement remains in effect until terminated by either party on one month’s notice. In the event that we terminate the agreement other than for cause, we are required to pay two months’ fees as a termination fee.

On February 21, 2012 a consulting agreement was executed between us and another company controlled by our sole director and officer, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as the our CEO, COO, CFO and Corporate Secretary.  As compensation, we are to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears, plus applicable taxes.  We also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement. The agreement may be terminated by either party on thirty days’ notice. In the event that the agreement is terminated on a change of control or, other than for cause, the consultant is entitled to a severance payment equivalent to twelve months of fees. Effective July 1, 2012, the compensation rate was amended to $108,000 per annum, in equal monthly installments of $9,000 in arrears, plus applicable taxes.

On July 15, 2012, we entered into a Letter of Intent (the “LOI”) with SignalChem Lifesciences Corporation, a private company incorporated in the Province of British Columbia, Canada (“SLC”), with respect to the proposed exchange of all of the issued and outstanding shares of SLC. Pursuant to the terms of the LOI, as consideration for the acquisition of all of the issued and outstanding securities of SLC, we agreed to issue 40,000,000 shares of our common stock to the SLC shareholders. Closing of the transaction is subject to a number of conditions including: satisfactory completion of due diligence by both parties; obtaining all necessary governmental, regulatory and third party consents, waivers and approvals; and completion of an interim financing with proceeds intended to fund our working capital. There is no assurance that the transaction will be completed as planned or at all.

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

Income Taxes
We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date.  Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTERNATIONAL GOLD CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
 (Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
International Gold Corp.

We have audited the accompanying balance sheets of International Gold Corp. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, cash flows and stockholders’ deficiency for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ Morgan LLP

Vancouver, Canada
April 15, 2013 Chartered Accountants

INTERNATIONAL GOLD CORP.

BALANCE SHEETS
 (Stated in U.S. Dollars)

	DECEMBER 31
	2012	2011

ASSETS

Current
Cash	$11,282	$759
Amounts receivable	9,464	9,144
Prepaid consulting fees to related parties	43,022	-
	$63,768	$9,903

LIABILITIES

Current
Accounts payable and accrued liabilities	$88,069	$117,680
Loans payable	92,860	112,289
Amounts due to related parties	-	41,974
Promissory notes due to related parties	7,116	6,579
	188,045	278,522

Contractual Obligations, Commitments And Subsequent Events (Note 6)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
9,901,500 common shares at December 31, 2012 (6,250,000 common shares at December 31, 2011)	99	63

Additional Paid-In Capital	392,651	165,487
Shares To Be Issued	188,000	10,000
Accumulated Deficit	(705,027)	(444,169)
	(124,277)	(268,619)

	$63,768	$9,903

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2012	2011

Revenue	$-	$-

Operating Expenses
Consulting services	110,880	-
Corporate support services	39,158	21,222
Interest, bank and finance charges	16,626	73,625
Mineral property costs	-	8,500
Office, foreign exchange and sundry	13,096	9,317
Professional fees	67,039	46,644
Transfer and filing fees	14,059	14,099
	260,858	173,407
Operating Loss Before Other Income (Expense)	(260,858)	(173,407)

Other Income (Expense)
Gain resulting from debt forgiveness	-	56,371
Impairment of loans advanced	-	(86,418)

Net Loss For The Year	$(260,858)	$(203,454)

Basic And Diluted Loss Per Common Share	$(0.03)	$(0.03)

Weighted Average Number Of Common Shares Outstanding	7,778,818	6,134,932

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2012	2011

Cash Provided By (Used In)

Operating Activities
Net loss for the year	$(260,858)	$(203,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	9,176	6,300
Non-cash finance fees	-	62,500
Non-cash mineral property costs	-	8,500
Gain resulting from debt forgiveness	-	(56,371)
Impairment of loans advanced	-	86,418
Loss (gain) on foreign exchange	433	(1,177)
Net changes in non-cash operating working capital items:
Amounts receivable	(321)	(4,214)
Accounts payable and accrued liabilities	(29,611)	56,859
	(281,181)	(44,639)
Investing Activity
Loan receivable	-	(75,000)

Financing Activities
Issuance of common stock subscriptions	376,700	10,000
Advances (to) from related parties	(41,974)	1,396
Prepayment of consulting fees to related parties	(43,022)	-
Advances from loans payable	-	107,021
	291,704	118,417

Net Increase (Decrease) In Cash	10,523	(1,222)

Cash, Beginning Of Year	759	1,981

Cash, End Of Year	$11,282	$759

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Common shares issued for debt and accrued interest	$28,500	$-
Common shares issued as financing fee	$-	$62,500

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
 (Stated in U.S. Dollars)

	COMMON STOCK				ACCUMULATED DEFICIT
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL	SHARES TO BE ISSUED		TOTAL

Balance, December 31, 2010	6,000,000	$60	$102,990	$-	$(240,715)	$(137,665)

Shares issued as consideration for a loan	250,000	3	62,497	-	-	62,500
Shares issuable for cash	-	-	-	10,000	-	10,000
Net loss for the year	-	-	-	-	(203,454)	(203,454)

Balance, December 31, 2011	6,250,000	63	165,487	10,000	(444,169)	(268,619)

Shares issued for cash and loans converted to subscriptions	3,651,500	36	227,164	(10,000)	-	217,200
Shares issuable for cash	-	-	-	188,000	-	188,000
Net loss for the year	-	-	-	-	(260,858)	(260,858)

Balance, December 31, 2012	9,901,500	$99	$392,651	$188,000	$(705,027)	$(124,277)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

International Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.  The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company currently has no properties, is not conducting any exploration work and is not in the “exploration stage”.  The Company has not realized any revenues from its operations to date.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $705,027 for the period from December 9, 2004 (inception) to December 31, 2012, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Basis of Accounting

The Company’s financial statements have been prepared using the accrual method of accounting.

b)	Asset Retirement Obligations

The Company has no asset retirement obligations, including environmental expenditures, which relate to an existing condition caused by past operations.

c)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.

d)	Foreign Currency Accounting

The Company’s functional currency is the U.S. dollar.  Head office financing and investing activities are generally in Canadian dollars. Transactions in Canadian currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate; and
iii)	revenue and expense items at the rate in effect of the date of transactions.

Gains and losses arising on the settlement of foreign currency denominated transactions or balances are recorded in the statements of operations.

e)	Fair Value of Financial Instruments

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

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Fair Value of Financial Instruments (Continued)

The carrying cost of cash approximates fair value due to the liquidity of these deposits.  The carrying amounts of other financial assets and liabilities comprising accounts payable and accrued liabilities, loans payable and amounts due to related parties, were reasonable approximations of the fair value.

f)	Use of Estimates and Assumptions

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving related parties and common stock.  Actual results may differ from the estimates.

g)	Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company generated net losses in the period presented, the basic and diluted loss per share are the same.

h)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

i)	Recent Accounting Pronouncements

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

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in U.S. Dollars)

3.	CAPITAL STOCK

During the year ended December 31, 2012:

In connection with a private placement of $0.05 shares:
•	The Company received payments totaling $129,200 as subscriptions for 2,584,000 shares of its common stock.
•	Loans totaling $22,500 Canadian were converted to a subscription for 450,000 shares of common stock.
•	Part of a loan together with interest totaling $6,000 was converted to a subscription for 120,000 shares of common stock.

On July 24, 2012, the Company issued 3,354,000 shares of its common stock in return for the share subscriptions above totaling $157,700, together with a July 2011 subscription totaling $10,000.

In connection with a private placement of $0.20 shares:
•	On October 15, 2012, the Company issued 297,500 shares of its common stock in return for subscriptions received totaling $59,500.
•
The Company received a further $188,000 as subscriptions for 940,000 shares of its common stock. No shares have yet been issued in connection with those subscriptions, which are shown on the Balance Sheet as Shares To Be Issued.

During the year ended December 31, 2011, the Company:
•	Issued 250,000 shares of its common stock at $0.25 per share as partial consideration for a loan. The $62,500 estimated fair value of this financing fee was expensed during the period.
•	Received $10,000 as a subscription for 200,000 shares of its common stock.

The Company has no stock option plan, warrants or other dilutive securities.

4.	LOANS PAYABLE

As at December 31, 2012, the Company had the following loans payable:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
During the year ended December 31, 2012, $5,000 of the original principal and $1,000 of accrued interest were converted to a subscription for 120,000 $0.05 shares which were then issued.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.

As at December 31, 2011, the Company had the following loans payable:

i)	$22,124 ($22,500 Canadian): unsecured; non-interest bearing; and with no specific terms of repayment;
ii)	$10,000: unsecured; interest at 15% per annum; due on April 20, 2012;
iii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.

The loan balances remain outstanding to date and the Company intends to renegotiate the repayment terms with the lenders.

During the year ended December 31, 2012, interest totaling $12,860 (2011 - $5,164) was accrued on the loan amounts.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in U.S. Dollars)

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Related Party Amounts Due

At December 31, 2012, the Company had prepaid $43,022 in consulting fees to a related party. At December 31, 2011, the Company was indebted for unsecured, non-interest bearing loans with no specific terms of repayment totaling $41,974. The 2012 amount was prepaid to, and the 2011 amount was due to, the sole director and officer of the Company and a company controlled by that director.

Other amounts due to the above noted related parties and included in accounts payable totaled $30,970 at December 31, 2012 (2011 - $35,049).

b)	Promissory Notes Due to Related Parties

The Company was indebted at December 31, 2012 for unsecured promissory notes due on demand, bearing interest at 8% per annum, totaling $7,116 (2011 - $6,579) including accrued interest of $1,216 (2011 - $736).

The promissory notes are due to a company controlled by the sole director and officer of the Company.

c)	Consulting Services

During the year ended December 31, 2012, the Company paid $110,880 (2011 - $Nil) in consulting fees and expenses to the sole director and officer of the Company.

d)	Corporate Support Services

The Company incurred expenses for corporate support services of $Nil during the year ended December 31, 2012 (2011 - $8,917) from a company controlled by the sole director and officer of the Company in connection with an agreement having a 36 month term commencing on April 1, 2010.  The Company was indebted for these corporate support services in the amount of $Nil at December 31, 2012 (2011 - $32,592).  The agreement was cancelled by mutual agreement, with no support service amounts payable after March 31, 2011.

6.	CONTRACTUAL OBLIGATIONS, COMMITMENTS AND SUBSEQUENT EVENTS

On February 21, 2012 a consulting agreement was fully executed between the Company and another company controlled by the sole director and officer of the Company, effective January 1, 2012 for a term of 48 months, whereby the related company agreed to provide the services of its shareholder as the Company’s CEO, COO, CFO and Corporate Secretary.  As compensation, the Company was to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  The Company also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement.

Effective July 1, 2012, the above consulting agreement was revised to amend the compensation to be monthly installments of $9,000 plus applicable taxes, with the 48 month term to commence from the new effective date.

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date these financial statements were issued.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in U.S. Dollars)

7.	INCOME TAXES

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2011 – 34%) is as follows:

	2012	2011

Expected income tax recovery	$(88,700)	$(69,200)
Increase in valuation allowance	88,700	69,200

	$-	$-

Significant components of deferred income tax assets are as follows:

	2012	2011
Deferred income tax assets
Net operating losses carried forward	$239,700	$151,000
Valuation allowance	(239,700)	(151,000)

	$-	$-

The Company has approximately $705,000 (2011 - $444,200) in net operating losses carry forward which will expire by 2032 if not utilized.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

The Company’s net operating losses carried forward for United States income tax purposes will expire, if not utilized, as follows:

2024	$10,000
2025	7,600
2026	6,000
2027	10,900
2028	53,200
2029	68,500
2030	84,500
2031	203,500
2032	260,800

$705,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2012 and 2011, included in this report, have been audited by Morgan LLP (formerly Morgan & Company), 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified. The board of directors has no nominating or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Robert M. Baker 1065 Crestline Road West Vancouver, British Columbia Canada V7S 2E3	59	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors.

Background of Our Officer and Director

Since December 9, 2004, Robert Baker has been our secretary and a member of our board of directors, and since May 31, 2007, Mr. Baker has been our president, principal executive officer, treasurer, principal financial officer, and principal accounting officer.  From March 1, 2006 to September 14, 2011, Mr. Baker was an officer and director of Snowdon Resources Corporation, a Nevada corporation, engaged in the business of uranium mining exploration.  From June 2003 to January 2006, Mr. Baker was the president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and a director of Global Green Solutions Inc., a Nevada corporation.  On January 5, 2006, Mr. Baker resigned as president, principal executive officer, principal financial officer and treasurer.  He continues to hold the positions of secretary and a member of the board of directors. From May 2005 to May 2007, Mr. Baker was the secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration.  From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H.  From October 2004 to June 2007, Mr. Baker was the secretary and a director of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H.  From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H.  From January 2004 to March 2006, Mr. Baker was the president, principal executive officer, treasurer and principal financial officer of Sterling Gold Corporation , a Nevada corporation, engaged in the business of mining exploration.  From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc.  From November 1998 to June 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Summary Compensation Table
						Non Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert M. Baker	2012	$99,000	0	0	0	0	0	0	$99,000
President, Secretary	2011	0	0	0	0	0	0	0	0
and Treasurer	2010	0	0	0	0	0	0	0	0

On February 21, 2012 a consulting agreement was executed between us and another company controlled by our sole director and officer, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as the our CEO, COO, CFO and Corporate Secretary.  As compensation, we are to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears, plus applicable taxes.  We also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement. The agreement may be terminated by either party on thirty days’ notice. In the event that the agreement is terminated on a change of control or, other than for cause, the consultant is entitled to a severance payment equivalent to twelve months of fees. Effective July 1, 2012, the compensation rate was amended to $108,000 per annum, in equal monthly installments of $9,000 in arrears, plus applicable taxes.

The following table sets forth all compensation paid to our directors during the calendar year December 31, 2012. We do not anticipate paying any compensation to our directors in 2013, other than as described immediately above.

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

Compensation of Directors

We do not have any plans to pay our directors, other than as described immediately below.

Employment Agreements

We have no employment agreements, however on February 21, 2012 a consulting agreement was fully executed between us and another company controlled by our director and officer, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as our CEO, COO, CFO and Corporate Secretary.  As compensation, we are to pay US$90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  We also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement. Effective July 1, 2012, the compensation rate was amended to $108,000 per annum, in equal monthly installments of $9,000 in arrears, plus applicable taxes.

ITEM 11.	EXECUTIVE COMPENSATION - continued

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

Name and Address	Number of	Percentage of
Beneficial Ownership	Common Shares	Ownership
Robert Baker [1][2]	5,000,000	50.50%
1065 Crestline Road
West Vancouver, British Columbia, Canada V7S 2E3

All Officers and Directors as a Group (1 person)	5,000,000	50.50%

[1]
The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.  Mr. Baker, our sole officer and director, is the only “promoter” of our company.

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

As of December 31, 2012, the following amounts were due (to) or from Robert M. Baker, our president and director, and Woodburn Holdings Ltd., a company which he owns and controls:
-	Prepaid consulting fees - $43,022
-	Unsecured promissory notes bearing interest at 8% - ($7,116), including accrued interest of ($1,216)
-	Accounts payable – ($30,970)

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

2012	$37,865	Morgan LLP (formerly Morgan & Company)
2011	$22,155	Morgan & Company

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	Morgan LLP (formerly Morgan & Company)
2011	$0	Morgan & Company

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	Morgan LLP (formerly Morgan & Company)
2011	$0	Morgan & Company

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	Morgan LLP (formerly Morgan & Company)
2011	$0	Morgan & Company

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	10-K		10.4
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				x
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase	x

101.LAB	XBRL Taxonomy Extension Label Linkbase	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April, 2013

INTERNATIONAL GOLD CORP.

By:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Baker	Director, President, and Chief Financial Officer	April 11, 2013
Robert M. Baker