Form 10-Q
period 2013-03-31
International Gold Corp.
filed 2013-05-15
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,901,500 as of May 15, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2013	2012
	(Unaudited)
ASSETS

Current
Cash	$278	$11,282
Amounts receivable	-	9,464
Prepaid consulting fees to related parties	-	43,022
	$278	$63,768

LIABILITIES

Current
Accounts payable and accrued liabilities	$66,013	$88,069
Loans payable	101,785	92,860
Promissory notes due to related party	-	7,116
	167,798	188,045
Contractual Obligations, Commitments And Subsequent Events (Notes 3 and 6)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
9,901,500 common shares at March 31, 2013 and December 31, 2012	99	99

Additional Paid-In Capital	392,651	392,651
Shares To Be Issued	188,000	188,000
Accumulated Deficit	(748,270)	(705,027)
	(167,520)	(124,277)

	$278	$63,768

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2013	2012

Revenue	$-	$-

Operating Expenses
Consulting services	30,240	22,500
Corporate support services	4,480	11,000
Interest, bank and finance charges	3,360	6,143
Office, foreign exchange and sundry	114	4,773
Professional fees	3,000	9,615
Transfer and filing fees	2,049	942
	43,243	54,973

Net Loss	(43,243)	(54,973)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	9,901,500	6,250,000

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2013	2012

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(43,243)	$(54,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	2,035	2,369
Loss on foreign exchange	-	432
Net changes in non-cash operating working capital items:
Decrease in prepaid expenses	43,022	-
Decrease (increase) in amounts receivable	9,464	(5,481)
(Decrease) in accounts payable and accrued liabilities	(29,172)	(2,628)
	(17,894)	(60,281)
Financing Activities
Issuance of common stock subscriptions	-	75,000
Advances (to) related parties	-	(15,230)
Loan advances	6,890	-
	6,890	59,770

Net Decrease In Cash	(11,004)	(511)

Cash, Beginning Of Period	11,282	759

Cash, End Of Period	$278	$248

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $748,270 for the period from December 9, 2004 (inception) to March 31, 2013, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2012.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2012, has been omitted.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

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

The Company’s financial statements have been prepared using the accrual method of accounting. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

b)	Asset Retirement Obligations

The Company has no asset retirement obligations, including environmental expenditures, which relate to an existing condition caused by past operations.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
 (Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.  At March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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
These tiers include:

▪	Level 1 – defined as observable inputs such as quoted prices in active markets;
▪	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
▪	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at March 31, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, March 31, 2013	Balance, December 31, 2012

Loans payable	$-	$101,785	$-	$101,785	$92,860

The carrying amount of loans payable was a reasonable approximation of the fair value.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	CAPITAL STOCK

During the year ended December 31, 2012, in connection with a private placement of $0.20 shares, the Company received $247,500 as subscriptions for 1,237,500 shares of its common stock. 940,000 shares have not yet been issued in connection with $188,000 of those subscriptions, which are shown on the Balance Sheet as Shares To Be Issued.

Subsequent to March 31, 2013, in connection with the $0.20 private placement, the Company received $20,000 CAD as subscriptions for 100,000 shares of its common stock. No shares have yet been issued in connection with those subscriptions.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
 (Unaudited)
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

The Company has loans the following outstanding loans:

i.
$5,000: unsecured, bearing interest at 15% per annum, due on April 20, 2012. The loan balance remains outstanding to date and the Company intends to renegotiate the repayment terms with the lender. The loan was originally $10,000. During the year ended December 31, 2012, loan principal of $5,000 together with accrued loan interest of $1,000 was converted to a subscription for 120,000 shares of the Company’s common stock. Those shares were issued on July 24, 2012.  As at March 31, 2013 the Company has accrued a total of $1,476 in interest payable on this loan.

ii.
$75,000: unsecured, bearing interest at 10% per annum, due on August 2, 2011. The loan balance remains outstanding to date and the Company intends to renegotiate the repayment terms with the lender. In 2011, the Company issued 250,000 shares of its common stock as additional consideration for receiving the loan. As at March 31, 2013 the Company has accrued a total of $13,418 in interest payable on this loan.

iii.	Short-term, unsecured, non-interest bearing loans with no specific terms of repayment totaling $7,000 CAD ($6,890 USD) were received during the three months ended March 31, 2013.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Related Party Amounts Due

At March 31, 2013, the Company owed a company controlled by its sole director and officer $2,943 (December 31, 2012: $30,970) which was included in accounts payable.

At December 31, 2012, the Company had prepaid $43,022 in consulting fees to the sole director and officer of the Company.

b)	Promissory Notes Due to Related Party

At December 31, 2012, the Company was indebted for unsecured promissory notes due on demand, bearing interest at 8% per annum, totaling $7,116 including accrued interest of $1,216. The promissory notes were due to a company controlled by the sole director and officer of the Company. Effective January 1, 2013 the Company, its sole director and CEO, and his private company, mutually agreed that all funds due to the CEO and his company would no longer bear interest.  Consequently the promissory notes were reclassified to accounts payable.

c)	Consulting Services

During the three months ended March 31, 2013, the Company incurred $30,240 (2012 - $22,500) in consulting fees to the sole director and officer of the Company. See Note 6.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
 (Unaudited)
(Stated in U.S. Dollars)

6.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On February 21, 2012 a consulting agreement was fully executed between the Company and another company controlled by the sole director and officer of the Company, effective January 1, 2012 for a term of 48 months, whereby the related company agreed to provide the services of its shareholder as the Company’s CEO, COO, CFO and Corporate Secretary.  As compensation, the Company was to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  The Company also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement. Effective July 1, 2012, the agreement was revised to amend the compensation to be monthly installments of $9,000 plus applicable taxes, with the 48 month term to commence from the new effective date.

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date these financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion includes a number of forward-looking statements that reflect our plans, estimates and our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report.

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

We have no employees. The services of our president and CEO, Robert M. Baker, are provided through a consulting agreement effective July 1, 2012 with a company owned by Mr. Baker. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of whom will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Proposed Business Acquisition

On July 15, 2012, we entered into a Letter of Intent (the “LOI”) with SignalChem Lifesciences Corporation, a private company incorporated in the Province of British Columbia, Canada (“SLC”), with respect to the proposed exchange of all of the issued and outstanding shares of SLC.  As of March 31, 2013 negotiations with respect to the LOI are ongoing.

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

Limited Operating History; Need for Additional Capital

There is not sufficient historical financial information about us upon which to base an evaluation of our performance.  We are considered a shell company and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2012.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue our operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

To March 31, 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2013 which are included with this Report.

	Three Months Ended March 31		Change
	2013	2012	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$43,243	$54,973	$(11,730)	(21%)
Net (Loss) Income	$(43,243)	$(54,973)	$(11,730)	(21%)

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $43,243 for the three month period ended March 31, 2013 and have an accumulated deficit of $748,270. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted at this time. While we have identified a proposed business acquisition (see discussion above re. SLC), there is no assurance that the transaction will be completed as planned or at all.

Expenses – Three months ended March 31, 2013 and 2012

Notable period over period differences are as follows:

	Three Months Ended March 31		Change
	2013	2012	Amount	Percentage
Consulting services	$30,240	$22,500	$7,740	34%
Corporate support services	$4,480	$11,000	$(6,520)	(59%)
Interest, bank and finance charges	$3,360	$6,143	$(2,783)	(45%)
Office, foreign exchange and sundry	$114	$4,773	$(4,659)	(98%)
Professional fees	$3,000	$9,615	$(6,615)	(69%)
Transfer and filing fees	$2,049	$942	$1,107	118%

▪	Consulting services increased as a result of being higher in the current period than in Q1, 2012, under the terms of the agreement for services of our president that was amended in July, 2012.
▪
Corporate support services decreased as a result of being billed at a lower monthly rate in 2013 than in 2012, in addition to 2012 including a one-time adjustment of $2,000 in recognition of costs foregone by the service provider in 2011.

▪	Interest, bank and finance charges were lower in 2013 primarily due a decrease in interest charges on overdue accounts payable.
▪	Office, foreign exchange and sundry decreased in 2013 primarily due to a drop of approximately $3,900 in foreign exchange cost, along with lower IT expenses.
▪	Professional fees decreased year over year for the quarter primarily due to timing of billings for audit and review services.
▪	Transfer and filing fees increased due to higher costs for XBRL filing requirements in the 2013 quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at March 31, 2013 and December 31, 2012

Items with notable period-end differences are as follows:

	March 31	December 31	Change
	2013	2012	Amount	Percentage
Cash	278	$11,282	$(11,004)	(98%)
Amounts receivable	$-	$9,464	$(9,464)	(100%)
Due from related parties	$-	$43,022	$(43,022)	(100%)
Accounts payable and accrued liabilities	$66,013	$88,069	$(22,056)	(25%)
Loans payable	$101,785	$92,860	$8,925	10%
Amounts due to related party	$-	$7,116	$(7,116)	(100%)

▪	Cash decreased due to the amount of cash provided by financing activities being lower than the amount of cash used by operating activities.
•
Amounts receivable decreased due to the receipt in the 2013 period of the final Goods and Services tax refund for which we were eligible. As a non-operating company, we can no longer claim a refund of GST payments. Those amounts are now expensed.

▪
Amounts due from related parties decreased as December 31, 2012 prepaid consulting fees were offset against payables, largely comprised of 2013 consulting fees due to related parties. At March 31, 2013, we are indebted to a company controlled by our president in the amount of $2,943.

▪
Accounts payable and accrued liabilities decreased mainly due to an agreed assignment to our payable account for a related party of various amounts due to a related party, which is our president and/or a company controlled by him.

▪	Loans payable increased due to the receipt in 2013 of two loans of approximately $7,000, together with an increase in accrued interest of approximately $2,000.
▪	Amounts due to related party decreased as a result of an agreed assignment of the December 31, 2012 balance to our payable account for a related party.

Liquidity and Capital Resources

As of March 31, 2013, our total assets were cash of $278, and our total liabilities were $167,798.

Our working capital as at March 31, 2013 and December 31, 2012 and the changes between those dates are summarized as follows:

	March 31	December 31	Increase/(Decrease)
	2013	2012	Amount	Percentage
Current Assets	$278	63,768	$(63,490)	(99.6%)
Current Liabilities	167,798	188,045	(20,247)	(10.8%)
Working Capital (Deficiency)	$(167,520)	(124,277)	$(43,243)	34.8%

The increase in our working capital deficiency from December 31, 2012 to March 31, 2013 is explained by the changes outlined above for notable Balance Sheet items, all of which are Current Assets or Current Liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows
	Three Months Ended March 31		Change
	2013	2012	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(17,894)	(60,281)	$42,387	(70%)
Financing Activities	6,890	59,770	(52,880)	(88%)

Net increase (decrease) in cash	(11,004)	(511)	(10,493)	2,053%

Cash Used In Operating Activities
The decrease in cash used in operating activities of approximately $42,000 is primarily due to the following:
▪	Operating expenses were lower by approximately $12,000 (comprised of the differences explained above, under Expenses) in the current three month period than in the equivalent period last year, and;
▪
Non-cash changes that impacted the net loss: The Q1, 2013 Amounts receivable change was approximately $15,000 higher than in Q1, 2012, which was offset by the Accounts payable change, also higher in the 2013 period, by approximately $19,000.  Cash used in operations was also offset by the change in prepaid expenses of approximately $43,000.

Cash Provided By Financing Activities
The decrease of approximately $53,000 in cash provided by financing activities was due to:
▪	the receipt of subscriptions for our common stock being lower in 2013 period than in the 2012 period by approximately $75,000;
▪	a decrease between the same periods in advances to related parties of approximately $15,000 and
▪	loan advances in Q1, 2013 of approximately $7,000, compared to none in Q1, 2012.

As of the date of this quarterly report, we have yet to generate any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, or loans.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.  Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had the no sales of unregistered securities during the three months ended March 31, 2013.

Subsequently, to the date of this report, we have received $20,000 CAD as subscriptions for 100,000 shares of our common stock in connection with a $0.20 private placement. No shares have yet been issued in connection with those subscriptions.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2013

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