Form 10-Q
period 2013-06-30
International Gold Corp.
filed 2013-08-13
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,901,500 as of August 12, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2013	2012
	(Unaudited)
ASSETS

Current
Cash	$5,565	$11,282
Amounts receivable	-	9,464
Prepaid consulting fees to related parties	8,990	43,022
	$14,555	$63,768

LIABILITIES

Current
Accounts payable and accrued liabilities	$25,967	$88,069
Loans payable	117,643	92,860
Promissory notes due to related party	-	7,116
	143,610	188,045
Contractual Obligations, Commitments And Subsequent Events (Note 6)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
9,901,500 common shares at June 30, 2013 and December 31, 2012	99	99

Additional Paid-In Capital	392,651	392,651
Shares To Be Issued	278,000	188,000
Accumulated Deficit	(799,805)	(705,027)
	(129,055)	(124,277)

	$14,555	$63,768

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Expenses
Consulting services	26,617	22,500	56,857	45,000
Corporate support services	3,079	8,995	7,559	19,995
Interest, bank and finance charges	(8,587)	4,805	(5,227)	10,948
Office, foreign exchange and sundry	372	(685)	486	4,088
Professional fees	22,997	28,853	25,997	38,468
Transfer and filing fees	7,056	4,750	9,105	5,692
	51,534	69,218	94,777	124,191

Net Loss For The Period	$(51,534)	$(69,218)	$(94,777)	$(124,191)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number Of Common Shares Outstanding	9,901,500	6,250,000	9,901,500	6,250,000

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	SIX MONTHS ENDED
	JUNE 30
	2013	2012

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(94,777)	$(124,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	4,092	4,720
Loss on foreign exchange	-	372
Net changes in non-cash operating working capital items:
Decrease in prepaid consulting fees to related parties	34,032	-
Decrease (increase) in amounts receivable	9,464	(12,462)
(Decrease) increase in accounts payable and accrued liabilities	(69,218)	33,199
	(116,407)	(98,362)
Financing Activities
Issuance of common stock subscriptions	90,000	114,200
Advances from (repayments to) related parties	-	(16,492)
Loan advances	20,690	-
	110,690	97,708

Net Decrease In Cash	(5,717)	(654)

Cash, Beginning Of Period	11,282	759

Cash, End Of Period	$5,565	$105

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $799,805 for the period from December 9, 2004 (inception) to June 30, 2013, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2012.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2012, has been omitted.  The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
 (Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Asset Retirement Obligations

The Company has no asset retirement obligations, including environmental expenditures, which relate to an existing condition caused by past operations.

c)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.  At June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

These tiers include:

▪	Level 1 – defined as observable inputs such as quoted prices in active markets;
▪	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
▪	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at June 30, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, June 30, 2013	Balance, December 31, 2012

Loans payable	$-	$117,643	$-	$117,643	$92,860

The carrying amount of loans payable was a reasonable approximation of the fair value.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
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

During the year ended December 31, 2012, in connection with a private placement of $0.20 shares, the Company received $247,500 as subscriptions for 1,237,500 shares of its common stock. 940,000 shares have not yet been issued in connection with $188,000 of those subscriptions, which are included on the Balance Sheet in Shares To Be Issued.

In the six months ended June 30, 2013, in connection with the $0.20 private placement, the Company received $90,000 as subscriptions for 450,000 shares of its common stock. No shares have yet been issued in connection with those subscriptions which are also included on the Balance Sheet in Shares To Be Issued.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
 (Unaudited)
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

The Company has the following outstanding loans:

i.
$5,000: unsecured, bearing interest at 15% per annum, which was due on April 20, 2012. The loan balance remains outstanding to date and the Company intends to renegotiate the repayment terms with the lender. The loan was originally $10,000. During the year ended December 31, 2012, loan principal of $5,000 together with accrued loan interest of $1,000 was converted to a subscription for 120,000 shares of the Company’s common stock. Those shares were issued on July 24, 2012.  As at June 30, 2013 the Company has accrued a total of $1,663 in interest payable on this loan.

ii.
$75,000: unsecured, bearing interest at 10% per annum, which was due on August 2, 2011. The loan balance remains outstanding to date and the Company intends to renegotiate the repayment terms with the lender. In 2011, the Company issued 250,000 shares of its common stock as additional consideration for receiving the loan. As at June 30, 2013 the Company has accrued a total of $15,288 in interest payable on this loan.

iii.	Short-term, unsecured, non-interest bearing loans with no specific terms of repayment totaling $20,691 ($21,750 CAD) were received during the six months ended June 30, 2013.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Related Party Amounts Due

At June 30, 2013, the Company owed a company controlled by its sole director and officer $Nil (December 31, 2012: $30,970) which was included in accounts payable.

At June 30, 2013, the Company had prepaid $8,990 (December 31, 2012: $43,022) in consulting fees to a company controlled by its sole director and officer.

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

During the six months ended June 30, 2013, the Company incurred $58,046 (June 30, 2012 - $45,000) in consulting fees to the sole director and officer of the Company. See Note 6.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
 (Unaudited)
(Stated in U.S. Dollars)

6.	CONTRACTUAL OBLIGATIONS, COMMITTMENTS AND SUBSEQUENT EVENTS

On February 21, 2012 a consulting agreement was fully executed between the Company and another company controlled by the sole director and officer of the Company, effective January 1, 2012 for a term of 48 months, whereby the related company agreed to provide the services of its shareholder as the Company’s CEO, COO, CFO and Corporate Secretary.  As compensation, the Company was to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  The Company also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement. Effective July 1, 2012, the agreement was revised to amend the compensation to be monthly installments of $9,000 CAD plus applicable taxes, with the 48 month term to commence from the new effective date.

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

Proposed Business Acquisition

On July 15, 2012, we entered into a Letter of Intent (the “LOI”) with SignalChem Lifesciences Corporation, a private company incorporated in the Province of British Columbia, Canada (“SLC”), with respect to the proposed exchange of all of the issued and outstanding shares of SLC.  As of June 30, 2013 negotiations with respect to the LOI are ongoing.

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

Results of Operations

To June 30, 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2013 which are included with this Report.

	Three Months Ended June 30		Change
	2013	2012	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$51,534	$69,218	$(17,684)	(26%)
Net (Loss) Income	$(51,534)	$(69,218)	$17,684	(26%)

	Six Months Ended June 30		Change
	2013	2012	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$94,777	$124,191	$(29,414)	(24%)
Net (Loss) Income	$(94,777)	$(124,191)	$29,414	(24%)

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $51,534 for the three month period ended June 30, 2013 and have an accumulated deficit of $799,805. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted at this time. While we have identified a proposed business acquisition (see discussion above re. SLC), there is no assurance that the transaction will be completed as planned or at all.

Expenses – Three months ended June 30, 2013 and 2012

Notable period over period differences are as follows:

	Three Months Ended June 30		Change
	2013	2012	Amount	Percentage
Consulting services	$26,617	$22,500	$4,117	18%
Corporate support services	$3,079	$8,995	$(5,916)	(66%	)
Interest, bank and finance charges	$(8,587)	$4,805	$(13,392)	(279%	)
Professional fees	$22,997	$28,853	$(5,856)	(20%	)
Transfer and filing fees	$7,056	$4,750	$2,306	49%

▪
Consulting services increased as a result of being at a higher rate in the current period than in Q2, 2012, under the terms of the agreement for services of our president that was amended in July, 2012.

▪
Corporate support services decreased as a result of being billed at a lower monthly rate in 2013 than in 2012. Bookkeeping services are no longer included. Those are now billed separately and included in Professional fees.

▪	Interest, bank and finance charges were lower in 2013 primarily due to a reversal of interest charges on overdue accounts payable.
▪
Professional fees decreased year over year for the quarter primarily due to timing of billings for audit and review services, together with lower year end costs. This was offset somewhat by the inclusion of bookkeeping costs in 2013.

▪	Transfer and filing fees increased due to higher costs for XBRL filing requirements in the 2013 quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at June 30, 2013 and December 31, 2012

Items with notable period-end differences are as follows:

	June 30	December 31	Change
	2013	2012	Amount	Percentage
Cash	$5,565	$11,282	$(5,717)	(51%	)
Amounts receivable	$-	$9,464	$(9,464)	(100%	)
Due from related parties	$8,990	$43,022	$(34,032)	(79%	)
Accounts payable and accrued liabilities	$25,967	$88,069	$(62,102)	(71%	)
Loans payable	$117,643	$92,860	$24,783	27%
Amounts due to related party	$-	$7,116	$(7,116)	(100%	)

▪	Cash decreased due to the amount of cash provided by financing activities being lower than the amount of cash used by operating activities.
▪
Amounts receivable decreased due to the receipt in the first quarter of 2013 of the final Goods and Services tax refund for which we were eligible. As a non-operating company, we can no longer claim a refund of GST payments. Those amounts are now expensed.

▪	Amounts due from related parties decreased due to an agreement to offset December 31, 2012 prepaid consulting fees against payables.
▪
Accounts payable and accrued liabilities decreased mainly due to an agreed assignment to our payable account for a related party of various amounts due to a related party, which is our president and/or a company controlled by him.

▪	Loans payable increased due to the receipt in 2013 of loans of approximately $21,000, together with an increase in accrued interest of approximately $4,000.
▪	Amounts due to related party decreased as a result of an agreed assignment of the December 31, 2012 balance to our payable account for a related party.

Liquidity and Capital Resources

As of June 30, 2013, our total assets were $14,555 (December 31, 2012: $63,768), comprised of cash of $5,565 and prepaid fees of $8,990, while our total liabilities were $143,610 (December 31, 2012: $188,045), all of which were current.

Our working capital as at June 30, 2013 and December 31, 2012 and the changes between those dates are summarized as follows:

	June 30	December 31	Increase/(Decrease)
	2013	2012	Amount	Percentage
Current Assets	$14,555	63,768	$(49,213)	(77%	)
Current Liabilities	143,610	188,045	(44,435)	(24%	)
Working Capital (Deficiency)	$(129,055)	(124,277)	$(4,778)	4%

The minor increase in our working capital deficiency from December 31, 2012 to June 30, 2013 is explained by the changes outlined above for notable Balance Sheet items, all of which are Current Assets or Current Liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows
	Six Months Ended June 30		Change
	2013	2012	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(116,407)	(98,362)	(18,045)	18%
Financing Activities	110,690	97,708	12,982	13%

Net increase (decrease) in cash	(5,717)	(654)	(5,063)	774%

Cash Used In Operating Activities
The increase in cash used in operating activities of approximately $18,000 is primarily due to the following:
▪	Operating expenses were lower by approximately $29,000 in the current six month period than in the equivalent period last year;
▪	The 2013 Amounts receivable decrease was approximately $22,000 higher than in 2012;
▪	Prepaid expenses decreased approximately $34,000; and
▪	The above items were offset by the Accounts payable decrease, which was higher in the 2013 period by approximately $102,000.

Cash Provided By Financing Activities
The increase of approximately $13,000 in cash provided by financing activities was due to:
▪	loan advances in the first six months of 2013 of approximately $21,000, compared to none in the same period in 2012; and
▪	a decrease between the same periods in advances to related parties of approximately $16,000; offset by
▪	the receipt of subscriptions for our common stock being lower in the first six months of 2013 than in the same period in 2012 by approximately $24,000.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had the following sales of unregistered securities during the three months ended June 30, 2013.

We received $90,000 as subscriptions for 450,000 shares of our common stock in connection with a $0.20 private placement. No shares have yet been issued in connection with those subscriptions.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2013

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