Form 10-Q
period 2013-09-30
International Gold Corp.
filed 2013-11-19
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,509,000 as of November 18, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2013	2012
	(Unaudited)
ASSETS

Current
Cash	$90	$11,282
Amounts receivable	-	9,464
Prepaid consulting fees to related parties	8,990	43,022
	$9,080	$63,768

LIABILITIES

Current
Accounts payable and accrued liabilities	$59,475	$88,069
Loans payable	99,047	92,860
Promissory notes due to related party	-	7,116
	158,522	188,045
Contractual Obligations, Commitments And Subsequent Events (Note 6)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
9,901,500 common shares at September 30, 2013 and December 31, 2012	99	99

Additional Paid-In Capital	392,651	392,651
Shares To Be Issued	299,750	188,000
Accumulated Deficit	(841,942)	(705,027)
	(149,442)	(124,277)

	$9,080	$63,768

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Expenses
Consulting services	26,623	27,000	83,480	72,000
Corporate support services	1,838	8,963	9,397	28,958
Interest, bank and finance charges	2,158	4,505	(3,069)	15,453
Office, foreign exchange and sundry	3,923	5,431	4,409	9,519
Professional fees	6,550	4,750	32,547	43,218
Transfer and filing fees	1,046	5,224	10,151	10,916
	42,138	55,873	136,915	180,064

Net Loss For The Period	$(42,138)	$(55,873)	$(136,915)	$(180,064)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number Of Common Shares Outstanding	9,901,500	8,729,043	9,901,500	7,082,380

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2013	2012

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(136,915)	$(180,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	7,247	7,128
Loss on foreign exchange	-	488
Net changes in non-cash operating working capital items:
Decrease in prepaid consulting fees to related parties	34,032	-
Decrease (increase) in amounts receivable	9,464	(18,345)
(Decrease) increase in accounts payable and accrued liabilities	(35,710)	31,183
	(121,882)	(159,610)
Financing Activities
Issuance of common stock subscriptions	90,000	210,700
Repayments to related parties	-	(51,679)
Loan advances	20,690	-
	110,690	159,021

Net Decrease In Cash	(11,192)	(589)

Cash, Beginning Of Period	11,282	759

Cash, End Of Period	$90	$170

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Shares issued for debt settlement	$21,750	$-

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $841,942 for the period from December 9, 2004 (inception) to September 30, 2013, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2012.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2012, has been omitted.  The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
 (Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Asset Retirement Obligations

The Company has no asset retirement obligations, including environmental expenditures, which relate to an existing condition caused by past operations.

c)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.  At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

These tiers include:

▪	Level 1 – defined as observable inputs such as quoted prices in active markets;
▪	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
▪	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at September 30, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, September 30, 2013	Balance, December 31, 2012

Loans payable	$-	$99,047	$-	$99,047	$92,860

The carrying amount of loans payable was a reasonable approximation of the fair value.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

During the year ended December 31, 2012, in connection with a private placement of $0.20 shares, the Company received $247,500 as subscriptions for 1,237,500 shares of its common stock. 940,000 shares were issued on October 3, 2013 in connection with $188,000 of those subscriptions, and are included on the Balance Sheet in Shares To Be Issued.

During the nine months ended September 30, 2013, in connection with the $0.20 private placement, the Company received $90,000 as subscriptions for 450,000 shares of its common stock. 250,000 shares were issued on October 3, 2013 and 200,000 on October 25, 2013 in connection with those subscriptions, which are also included on the Balance Sheet in Shares To Be Issued.

During the nine months ended September 30, 2013, the Company reached agreement with a lender to issue 217,500 shares of its common stock to settle $21,750 in loans payable. Those shares were issued on October 3, 2013 and are included on the Balance Sheet in Shares To Be Issued.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
 (Unaudited)
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

The Company has the following outstanding loans:

i.
$5,000: unsecured, bearing interest at 15% per annum, which was due on April 20, 2012. The loan balance remains outstanding to date and the Company intends to renegotiate the repayment terms with the lender. The loan was originally $10,000. During the year ended December 31, 2012, loan principal of $5,000 together with accrued loan interest of $1,000 was converted to a subscription for 120,000 shares of the Company’s common stock. Those shares were issued on July 24, 2012.  As at September 30, 2013, the Company has accrued a total of $1,902 in interest payable on this loan.

ii.
$75,000: unsecured, bearing interest at 10% per annum, which was due on August 2, 2011. The loan balance remains outstanding to date and the Company intends to renegotiate the repayment terms with the lender. In 2011, the Company issued 250,000 shares of its common stock as additional consideration for receiving the loan. As at September 30, 2013, the Company has accrued a total of $17,179 in interest payable on this loan.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Related Party Amounts Due

At September 30, 2013, the Company owed a company controlled by its sole director and officer $13,700 (December 31, 2012 - $30,970) which was included in accounts payable.

At September 30, 2013, the Company had prepaid $8,990 (December 31, 2012 - $43,022) in consulting fees to a company controlled by its sole director and officer.

b)	Promissory Notes Due to Related Party

At December 31, 2012, the Company was indebted for unsecured promissory notes due on demand, bearing interest at 8% per annum, totaling $7,116 including accrued interest of $1,216. The promissory notes were due to a company controlled by the sole director and officer of the Company. Effective January 1, 2013 the Company, its sole director and CEO, and his private company, mutually agreed that all funds due to the CEO and his company would no longer bear interest.  Consequently, the promissory notes were reclassified to accounts payable.

c)	Consulting Services

During the nine months ended September 30, 2013, the Company incurred $83,480 (September 30, 2012 - $72,000) in consulting fees to the sole director and officer of the Company. See Note 6.

6.	CONTRACTUAL OBLIGATIONS, COMMITMENTS AND SUBSEQUENT EVENTS

On February 21, 2012, a consulting agreement was fully executed between the Company and another company controlled by the sole director and officer of the Company, effective January 1, 2012 for a term of 48 months, whereby the related company agreed to provide the services of its shareholder as the Company’s CEO, COO, CFO and Corporate Secretary.  As compensation, the Company was to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  The Company also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement. Effective July 1, 2012, the agreement was revised to amend the compensation to be monthly installments of $9,000 CAD plus applicable taxes, with the 48 month term to commence from the new effective date.

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

Termination of Letter of Intent

As disclosed in previous filings, on July 15, 2012, we entered into a Letter of Intent (the “LOI”) with SignalChem Lifesciences Corporation, a private company incorporated in the Province of British Columbia, Canada (“SLC”), with respect to a proposed exchange of all of the issued and outstanding shares of SLC.  We were unable to conclude negotiations with SLC and agreed with that company on October 1, 2013 to terminate the LOI.

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

Results of Operations

To September 30, 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2013 which are included with this Report.

	Three Months Ended September 30		Change
	2013	2012	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$42,138	$55,873	$(13,735)	(25%)
Net (Loss) Income	$(42,138)	$(55,873)	$13,735	25%

	Nine Months Ended September 30		Change
	2013	2012	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$136,915	$180,064	$(43,149)	(24%)
Net (Loss) Income	$(136,915)	$(180,064)	$43,149	24%

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $42,138 for the three month period ended September 30, 2013 and have an accumulated deficit of $841,942. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted at this time. There is no assurance that a business combination or project acquisition will be completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Expenses – Three months ended September 30, 2013 and 2012

Notable period over period differences are as follows:

	Three Months Ended September 30		Change
	2013	2012	Amount	Percentage
Corporate support services	$1,838	$8,963	$(7,125)	(79%	)
Interest, bank and finance charges	$2,158	$4,505	$(2,347)	(52%	)
Transfer and filing fees	$1,046	$5,224	$(4,178)	(80%	)

▪
Corporate support services decreased as a result of being billed at a lower monthly rate in 2013 than in 2012. Bookkeeping services are no longer included. Those are now billed separately and included in Professional fees.

▪	Interest, bank and finance charges were lower in 2013 primarily due to a reversal of interest charges on overdue accounts payable.
▪	Transfer and filing fees decreased due to one-time costs for new XBRL filing requirements in the 2012 quarter.

Balance Sheet at September 30, 2013 and December 31, 2012

Items with notable period-end differences are as follows:

	September 30	December 31	Change
	2013	2012	Amount	Percentage
Cash	$90	$11,282	$(11,192)	(99%	)
Amounts receivable	$-	$9,464	$(9,464)	(100%	)
Prepaid consulting fees to related parties	$8,990	$43,022	$(34,032)	(79%	)
Accounts payable and accrued liabilities	$59,475	$88,069	$(28,594)	(32%	)
Loans payable	$99,047	$92,860	$6,187	7%
Promissory notes due to related party	$-	$7,116	$(7,116)	(100%	)

▪	Cash decreased due to the amount of cash provided by financing activities being lower than the amount of cash used by operating activities.
▪
Amounts receivable decreased due to the receipt in the first quarter of 2013 of the final Goods and Services tax refund for which we were eligible. As a non-operating company, we can no longer claim a refund of GST payments. Those amounts are now expensed.

▪	Prepaid consulting fees to related parties decreased due to an agreement to offset December 31, 2012 prepaid consulting fees against payables.
▪
Accounts payable and accrued liabilities decreased mainly due to an agreed assignment to our payable account for a related party of various amounts due to a related party, which is our president and/or a company controlled by him.

▪	Loans payable increased due to an increase in accrued interest.
▪	Promissory notes due to related party decreased as a result of an agreed assignment of the December 31, 2012 balance to our payable account for a related party.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

As of September 30, 2013, our total assets were $9,080 (December 31, 2012: $63,768), comprised of cash of $90 and prepaid fees of $8,990, while our total liabilities were $158,522 (December 31, 2012: $188,045), all of which were current. Our working capital as at September 30, 2013 and December 31, 2012 and the changes between those dates are summarized as follows:

	September 30	December 31	Increase/(Decrease)
	2013	2012	Amount	Percentage
Current Assets	$9,080	$63,768	$(54,688)	(86%	)
Current Liabilities	158,522	188,045	(29,523)	(16%	)
Working Capital (Deficiency)	$(149,442)	$(124,277)	$(25,165)	(20%	)

The increase in our working capital deficiency from December 31, 2012 to September 30, 2013 is explained by the changes outlined above for notable Balance Sheet items, all of which are Current Assets or Current Liabilities.

Cash Flows
	Nine Months Ended September 30		Change
	2013	2012	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(121,882)	(159,610)	37,728	(24%)
Financing Activities	110,690	159,021	(48,331)	(30%)

Net (decrease) in cash	(11,192)	(589)	(10,603)	1,800%

Cash Used In Operating Activities
The decrease in cash used in operating activities of approximately $38,000 is primarily due to the following:
▪	Operating expenses were lower by approximately $43,000 in the current nine month period than in the equivalent period last year;
▪	The 2013 Amounts receivable decrease was approximately $28,000 higher than in 2012;
▪	Prepaid expenses decreased approximately $34,000; and
▪	The above items were offset by the Accounts payable decrease, which was higher in the 2013 period by approximately $67,000.

Cash Provided By Financing Activities
The decrease of approximately $48,000 in cash provided by financing activities was due to:
▪	loan advances in 2013 of approximately $21,000, compared to none in the same period in 2012; and
▪	a decrease between the same periods in repayments to related parties of approximately $52,000; offset by
▪	the receipt of subscriptions for our common stock being lower in 2013 than in the same period in 2012 by approximately $121,000.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no sales of unregistered securities during the three months ended September 30, 2013.

Subsequent to September 30, 2013, we issued 1,390,000 shares of our common stock as follows:

On October 3, 2013, in connection with $188,000 of subscriptions received during the year ended December 31, 2012, we issued 940,000 shares of our common stock.

Also on October 3, 2013, in connection with $50,000 of subscriptions received in the first six months of 2013, we issued 250,000 shares of our common stock.

On October 25, 2013, in connection with $40,000 of subscriptions received in the first six months of 2013, we issued 200,000 shares of our common stock.

850,000 of the above shares were part of a private placement of securities to offshore subscribers pursuant to Regulation S of the Securities Act of 1933. The subscribers represented that they are not a US person, as defined in Regulation S. No compensation was or will be paid in connection with these subscriptions.

The remaining 540,000 of the above shares were a private placement of securities to a US subscriber pursuant to Rule 506 of Regulation D of the Securities Act of 1933. The subscriber represented that they were an accredited investor. No compensation was or will be paid in connection with this subscription.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of November, 2013

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