Form 10-K
period 2013-12-31
International Gold Corp.
filed 2014-04-14
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File Number:   000-53676

INTERNATIONAL GOLD CORP.

(Exact name of registrant as specified in its charter)

NEVADA

 (State or other jurisdiction of incorporation or organization)

666 Burrard Street, Suite 600
Vancouver, British Columbia
Canada V6E 4M3

   (Address of principal executive offices, including zip code.)

(778) 370-1372

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☑   NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2013 was $1,743,100 (based on sales of common equity).

At March 31, 2014, 11,509,000 shares of the registrant’s common stock were outstanding.

Forward Looking Statements.

This annual report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks and the risks set out below, any of which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·	the uncertainty of future revenue and profitability based upon our current financial condition and history of losses;

·	our lack of operating history;

·	risks relating to our liquidity;

·	risks related to the market for our common stock and our ability to dilute our current shareholder’s interest;

·	risks related to our ability to locate and proceed with a new project or business for which we can obtain funding;

·	risks related to our ability to obtain adequate financing on a timely basis and on acceptable terms; and

·	other risks and uncertainties related to our business strategy.

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

Company History

We were incorporated in the State of Nevada on December 9, 2004. We planned to engage in the acquisition and exploration of mining properties. We currently have no properties, are not conducting any exploration work and are therefore not in the “exploration stage”. We maintain our statutory registered agent's office at 502 North Division Street, Carson City, Nevada 89703-4103 and our business office is located at 666 Burrard Street, Suite 600, Vancouver, British Columbia, Canada V6E 4M8.

From 2004 to 2011, we held the right to conduct mineral exploration activities on a property in British Columbia, Canada. The claim was located on the south end of Polley Lake, approximately 90 kilometers northeast of the city of Williams Lake in the Cariboo Mining Division of British Columbia. No work was performed on the property. In 2011, due to adverse economic conditions and the increasing difficulty of raising funding for small scale mining exploration, we decided not to pursue exploration activities on the claim. The mineral claim interest was expensed and charged to Mineral property costs in 2011.

On July 15, 2011, we entered into a definitive securities purchase agreement with respect to the proposed acquisition of rights to certain mining concessions located in the State of Chihuahua, Mexico covering approximately 15,980 hectares. Pursuant to the terms of the Agreement we agreed to issue 25,000,000 shares of common stock and make an aggregate cash payment of $150,000. Of that amount, $75,000 was advanced on June 20, 2011 and the remaining $75,000 was payable on or before closing. In the event the transaction did not close, the advance amount paid was to be treated as a secured demand loan bearing interest at 5% per annum.

Closing of the transaction was subject to a number of conditions including: satisfactory completion of both parties’ due diligence; obtaining all necessary governmental, regulatory and third party consents, waivers and approvals; the appointment of two nominees to our board of directors; and completion of an interim financing with proceeds intended to be used to fund our working capital.

The 25,000,000 shares were not issued and none of the closing conditions described above were completed. The parties agreed on September 27, 2011 to a mutual release and cancellation of the Agreement. The other party acknowledged the $75,000 advanced as a loan from us, bearing interest at 5% per annum and indicated it would use best efforts to repay the loan in a timely manner. The loan is secured by the assets of the other party and the Company expects to be repaid. However collectability is uncertain. In 2011 management made a provision for loan loss in the amount of $76,418, for the full amount of the loan plus accrued interest.

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

ITEM 1.	BUSINESS. - continued

We have no employees. The services of our president and CEO, Robert M. Baker, are provided through a consulting agreement effective January 1, 2012 with a company owned by Mr. Baker. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of whom will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Proposed Business Acquisition

On January 30, 2014, we entered into a Letter of Intent (LOI) with ECI Canada, INC (ECI) Corporation, whereby we will do a share exchange to acquire all of the outstanding shares of ECI for a minimum of 60% of our outstanding shares. The LOI is subject to a number of conditions including, negotiation and execution of a Definitive Agreement, receipt of all required regulatory approvals, and completion of due diligence investigations by both companies. Both companies will use their best efforts to come to a Definitive Agreement for this transaction by April 15, 2014.

ECI is a provincially chartered company based in Toronto, Ontario and is in the business of providing bilge wastewater treatment services. ECI has a memorandum of understanding with Royal Emirates Group (REG) to collaborate in order to provide its services to ports in Dubai and the United Arab Emirates. With the help of REG, ECI have entered into an LOI to acquire 70% of Advanced Environmental Technologies LLC, UAE (AET) a company in the oily water treatment business for over 14 years with all the necessary licenses, including the Environmental Impact Assessment license necessary to operate.

There is no assurance that the transaction will be completed.

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

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no binding agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity or business project. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination or acquire a new project. We cannot guarantee that we will be able to negotiate a business combination or acquire a new project on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

CURRENT SHAREHOLDERS COULD BE SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION OR PROJECT ACQUISITION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of our Common Stock. There are currently 88,491,000 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination or project acquisition, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING SHAREHOLDER.

Robert M. Baker is our sole director and officer and beneficially owns 24.3% of the outstanding shares of our Common Stock. As a result, this shareholder is able to exercise significant control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

There is currently a very limited volume of trading in our common stock, and often there has been no trading activity at all. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 1 B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently do not own any property.

Our principal offices are located at 666 Burrard Street, Suite 600, Vancouver, British Columbia, Canada V6E 4M3. The office space is currently provided as part of an agreement with the consulting firm that we use for administrative, regulatory compliance, and bookkeeping services.

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

Our stock is quoted under the symbol “ITGC” on the OTCQB tier of the OTC market operated by the Financial Industry Regulatory Authority (FINRA).  OTCQB companies must be registered with and reporting to the SEC or a U.S. banking regulator. A summary of trading by quarter for the 2013 and 2012 fiscal years is as follows:

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter: 10/1/13 to 12/31/13	$0.20	$0.05
Third Quarter: 7/1/13 to 9/30/13	$0.23	$0.00
Second Quarter: 4/1/13 to 6/30/13	$0.24	$0.00
First Quarter: 1/1/13 to 3/31/13	$0.27	$0.20

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 10/1/12 to 12/31/12	$0.00	$0.00
Third Quarter: 7/1/12 to 9/30/12	$0.51	$0.10
Second Quarter: 4/1/12 to 6/30/12	$0.00	$0.00
First Quarter: 1/1/12 to 3/31/12	$0.10	$0.10

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed above, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s common stock.

On March 31, 2014, we had 91 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we have any plans to do so. Management anticipates that, for the foreseeable future, all available cash will be needed to fund our operations.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013 and to date, other than as previously described in our report on Form 10-Q for the quarter ended September 30, 2013, we received no further amounts as subscriptions for shares of our common stock.

During the year ended December 31, 2013, the Company reached agreement with a lender to issue 217,500 shares of its common stock to settle $21,750 in loans payable. Those shares were issued on October 3, 2013. The lender was not a US person.

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

Equipment and Employees

As of December 31, 2013, we had no operating business, no equipment, and no employees.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2013 which are included with this Report.

Revenues

	Year Ended December 31		Increase/(Decrease)
	2013	2012	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	177,259	260,858	(83,599)	(32)%
Net Loss	$177,259	$260,858	$(83,599)	(32)%

We recorded a net loss of $177,259 for the year ended December 31, 2013, have an accumulated deficit of $882,286 and have had no operating revenues since our inception on December 9, 2004. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted, given that we have no definitive agreement in place for a business combination or project acquisition.

Expenses

Our expenses for the years ended December 31, 2013 and 2012 are outlined below:

	Year Ended December 31		Increase/(Decrease)
	2013	2012	Amount	Percentage
Consulting services	$110,581	$110,880	$(299)	-
Corporate support services	12,420	39,158	(26,738)	(68)%
Interest, bank and finance charges	(858)	16,626	(17,484)	(105)%
Office, foreign exchange and sundry	3,737	13,096	(9,359)	(71)%
Professional fees	38,075	67,039	(28,964)	(43)%
Transfer and filing fees	13,304	14,059	(755)	(5)%
Total Operating Expenses	$177,259	$260,858	$(83,599)	(32)%

Consulting services relate to fees for services of our president under the terms of a contract which commenced January 1, 2012.  The total includes monthly fees and reimbursed expenses. There was no significant change from 2012.

Corporate support services:   In recognition of the Company’s continuing constrained financial condition, the service provider agreed to decrease the rate in 2014 to $1,000 monthly, plus applicable taxes.

Interest, bank and finance charges decreased in 2013 primarily due to a service provider’s agreement to reverse interest charges on overdue accounts payable.

Office, foreign exchange and sundry increased in 2013 mainly due to higher foreign exchange cost (approximately $8,000) and license fees (approximately $1,000).

Professional fees decreased primarily due to timing of billings for 2013 audit and review services, offset slightly by lower legal costs being incurred in 2012.

Transfer and filing fees remained consistent year over year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Assets and Liabilities

Balance Sheet items with notable year over year differences are as follows:

	December 31		Change
	2013	2012	Amount	Percentage
Cash	$21	$11,282	$(11,261)	(100)%
Amounts receivable	$-	$9,464	$(9,464)	(100)%
Prepaid consulting fees to related parties	$-	$43,022	$(43,022)	(100)%
Accounts payable and accrued liabilities	$78,076	$88,069	$(9,993)	(11)%
Loans payable	$111,731	$92,860	$18,871	20%
Promissory notes due to related party	$-	$7,116	$(7,116)	(100)%

•	Cash decreased due to the amount of cash provided by financing activities being lower than the amount of cash used by operating activities.

•
Amounts receivable decreased due to the receipt in the first quarter of 2013 of the final Goods and Services tax refund for which we were eligible. As a non-operating company, we can no longer claim a refund of GST payments. Those amounts are now expensed.

•	Prepaid consulting fees to related parties decreased due to an agreement to offset December 31, 2012 prepaid consulting fees against payables.

•	Accounts payable and accrued liabilities decreased mainly due to an agreed assignment to our payables of various amounts due to our president and/or a company controlled by him.

•	Loans payable increased due to two new loans totalling approximately $11,000 and an increase in accrued interest of approximately $8,000.

•	Promissory notes due to related party decreased as a result of an agreed assignment of the December 31, 2012 balance to our payable account for a related party.

Liquidity and Capital Resources

Our financial condition for the years ended December 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

Working Capital
	Year Ended December 31		Increase/(Decrease)
	2013	2012	Amount	Percentage
Current Assets	$21	$63,768	$(63,747)	100%
Current Liabilities	(189,807)	(188,045)	(1,762)	1%
Working Capital (Deficiency)	$(189,786)	$(124,277)	$(65,509)	53%

The increase in our working capital deficiency from December 31, 2012 to December 31, 2013 was due to a decrease in cash of approximately $11,000, amounts receivable of approximately $9,000 and prepaid consulting fees to related parties of approximately $43,000, together with a decrease in accounts payable and accrued liabilities of approximately $10,000, an increase in loans payable of approximately $19,000, and a decrease in promissory notes due to related parties of approximately $7,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Liquidity and Capital Resources - continued

Cash Flows
	Year Ended December 31		Increase/(Decrease)
	2013	2012	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(133,632)	$(281,181)	$147,549	52%

Financing Activities	122,371	291,704	(169,333)	(58)%

Net increase (decrease) in cash	$(11,261)	$10,523	$(21,784)	(207)%

Cash Used In Operating Activities:

The decrease in cash used for operating activities year over year is comprised mainly of the decrease in net loss of approximately $84,000; a decrease in receivables of approximately $9,000; the recovery of prepaid consulting fees of approximately $43,000; and a decrease in payables and accrued liabilities in 2013 smaller than in 2012 by approximately $13,000.

Cash Provided By (Used In) Financing Activities:

The year over year decrease in cash provided by financing activities was primarily due to a decrease in the receipt of subscriptions for our common stock of approximately $287,000, offset by a decrease in advances to related parties of approximately $42,000; a decrease in prepayment of consulting fees of approximately $43,000; and an increase in receipt of loans payable of approximately $32,000.

As of the date of this report, we have yet to generate any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares or receipt of loans.

As of December 31, 2013, our total assets were $21 and our total liabilities were $189,807.

Our principal source of working capital has been in the form of loans and capital contributions from our shareholders or management, loans from third parties, and funds received as subscriptions for our common stock. For the foreseeable future, we will have to continue to rely on those sources for funding. We have no assurance that we can successfully engage in any further private sales of our securities or that we can obtain any additional loans. At December 31, 2013, we had cash of $21 and negative working capital of $189,786.

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

Commitments

We do not have any commitments as of December 31, 2013 which are required to be disclosed in tabular form.

A consulting agreement was executed by us for the provision of corporate compliance services, administrative services, provision of a head office address, and bookkeeping, dated for reference January 1, 2011. The agreement calls for a monthly fee of $3,000 (Canadian) plus applicable taxes. In recognition of our constrained financial condition, the consultant agreed to reduce the regular monthly fee in Q4, 2012 to $2,000 plus applicable taxes and to $1,000 plus applicable taxes in 2013. The agreement remains in effect until terminated by either party on one month’s notice. In the event that we terminate the agreement other than for cause, we are required to pay two months’ fees as a termination fee. The agreement was terminated by the consultant effective December 31, 2013. A replacement agreement is under discussion but has not been finalized to date.

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

INTERNATIONAL GOLD CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
 (Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
International Gold Corp.

We have audited the accompanying balance sheets of International Gold Corp. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, cash flows and stockholders’ deficiency for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States.

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

Vancouver, Canada
April ___, 2014	Chartered Accountants

INTERNATIONAL GOLD CORP.

BALANCE SHEETS
 (Stated in U.S. Dollars)

	DECEMBER 31
	2013	2012

ASSETS

Current
Cash	$21	$11,282
Amounts receivable	-	9,464
Prepaid consulting fees to related parties	-	43,022
	$21	$63,768

LIABILITIES

Current
Accounts payable and accrued liabilities	$78,076	$88,069
Loans payable	111,731	92,860
Promissory notes due to related parties	-	7,116
	189,807	188,045

Contractual Obligations, Commitments And Subsequent Events (Note 6)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
11,509,000 common shares at December 31, 2013 (9,901,500 common shares at December 31, 2012)	115	99

Additional Paid-In Capital	692,385	392,651
Shares To Be Issued	-	188,000
Accumulated Deficit	(882,286)	(705,027)
	(189,786)	(124,277)

	$21	$63,768

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2013	2012

Revenue	$-	$-

Operating Expenses
Consulting services	110,581	110,880
Corporate support services	12,420	39,158
Interest, bank and finance charges	(858)	16,626
Office, foreign exchange and sundry	3,737	13,096
Professional fees	38,075	67,039
Transfer and filing fees	13,304	14,059
	177,259	260,858
Net Loss For The Year	$(177,259)	$(260,858)

Basic And Diluted Loss Per Common Share	$(0.02)	$(0.03)

Weighted Average Number Of Common Shares Outstanding	10,281,411	7,778,818

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2013	2012

Cash Provided By (Used In)

Operating Activities
Net loss for the year	$(177,259)	$(260,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	8,250	9,176
Loss on foreign exchange	-	433

Net changes in non-cash operating working capital items:
Amounts receivable	9,464	(321)
Prepaid consulting fees to related parties	43,022	-
Accounts payable and accrued liabilities	(17,109)	(29,611)
	(133,632)	(281,181)

Financing Activities
Issuance of common stock subscriptions	90,000	376,700
Advances to related parties	-	(41,974)
Prepayment of consulting fees to related parties	-	(43,022)
Proceeds from loans payable	32,371	-
	122,371	291,704

Net (Decrease) Increase In Cash	(11,261)	10,523

Cash, Beginning Of Year	11,282	759

Cash, End Of Year	$21	$11,282

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Common shares issued for debt and accrued interest	$21,750	$28,500

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
 (Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL	SHARES TO BE ISSUED	ACCUMULATED DEFICIT	TOTAL

Balance, December 31, 2011	6,250,000	$63	$165,487	$10,000	$(444,169)	$(268,619)

Shares issued for cash and loans converted to subscriptions	3,651,500	36	227,164	(10,000)	-	217,200
Shares issuable for cash	-	-	-	188,000	-	188,000
Net loss for the year	-	-	-	-	(260,858)	(260,858)

Balance, December 31, 2012	9,901,500	99	392,651	188,000	(705,027)	(124,277)

Shares issued for loans converted to subscriptions	217,500	2	21,748	-	-	21,750
Shares issued for cash	1,390,000	14	277,986	(188,000)	-	90,000
Net loss for the year	-	-	-	-	(177,259)	(177,259)

Balance, December 31, 2013	11,509,000	$115	$692,385	$-	$(882,286)	$(189,786)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $882,286 for the period from December 9, 2004 (inception) to December 31, 2013, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Fair Value of Financial Instruments (Continued)

Liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2013 and 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, December 31, 2013	Balance, December 31, 2012

Loans payable	$-	$111,731	$-	$111,731	$92,860

The carrying amount of loans payable was a reasonable approximation of their fair value.

f)	Use of Estimates and Assumptions

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in U.S. Dollars)

3.	CAPITAL STOCK

During the year ended December 31, 2013, in connection with the $0.20 private placement, the Company received $90,000 as subscriptions for 450,000 shares of its common stock. 250,000 shares were issued on October 3, 2013 and 200,000 on October 25, 2013 in connection with those subscriptions.

During the year ended December 31, 2013, the Company reached an agreement with a lender to issue 217,500 shares of its common stock to settle $21,750 in loans payable. Those shares were issued on October 3, 2013.

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
•
The Company received a further $188,000 as subscriptions for 940,000 shares of its common stock. Those shares were not issued in 2012 and were included on the December 31, 2012 Balance Sheet as Shares To Be Issued. The shares were issued on October 3, 2013.

The Company has no stock option plan, warrants or other dilutive securities.

4.	LOANS PAYABLE

As at December 31, 2013, the Company had the following loans payable:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.
iii)	$1,642: unsecured; non-interest bearing; with no specific terms of repayment.
iv)	$8,979: unsecured; non-interest bearing; with no specific terms of repayment.

As at December 31, 2012, the Company had the following loans payable:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.

The loan balances remain outstanding to date and the Company intends to renegotiate the repayment terms with the lenders.

As of December 31, 2013, interest totaling $21,110 (2012 - $12,860) was accrued on the loan amounts.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in U.S. Dollars)

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Related Party Amounts Due

At December 31, 2013, the Company had prepaid $Nil (2012 - $43,022) in consulting fees to a related party. The 2012 amount was prepaid to the sole director and officer of the Company and a company controlled by that director.

Other amounts due to the above noted related party and included in accounts payable totaled $32,108 at December 31, 2013 (2012 - $30,970).

b)	Promissory Notes Due to Related Parties

The Company was indebted at December 31, 2013 for unsecured promissory notes due on demand, bearing interest at 8% per annum, totaling $Nil (2012 - $7,116) including accrued interest of $Nil (2012 - $1,216).

The promissory notes were due to a company controlled by the sole director and officer of the Company.

c)	Consulting Services

During the year ended December 31, 2013, the Company paid $110,581 (2012 - $110,880) in consulting fees and expenses to the sole director and officer of the Company.

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

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in U.S. Dollars)

7.	INCOME TAXES

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2012 – 34%) is as follows:

	2013	2012

Expected income tax recovery	$(60,300)	$(88,700)
Increase in valuation allowance	60,300	88,700

	$-	$-

Significant components of deferred income tax assets are as follows:

	2013	2012
Deferred income tax assets
Net operating losses carried forward	$300,000	$239,700
Valuation allowance	(300,000)	(239,700)

	$-	$-

The Company has approximately $882,300 (2012 - $705,000) in net operating losses carry forward which will expire by 2033 if not utilized.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

The Company’s net operating losses carried forward for United States income tax purposes will expire, if not utilized, as follows:

2024	$10,000
2025	7,600
2026	6,000
2027	10,900
2028	53,200
2029	68,500
2030	84,500
2031	203,500
2032	260,800
2033	177,300

$882,300

Realization of the above losses carried forward is dependent on the Company filing the applicable tax returns with the tax authorities and the Company generating sufficient taxable income prior to expiration of the losses carried forward.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2013 and 2012, included in this report, have been audited by Morgan LLP, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address*	Age	Position(s)
Robert M. Baker	60	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors.
 *Unless otherwise noted, the address is that of the Company.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Audit Committee Financial Expert

We are a reporting issuer in the Province of British Columbia, Canada.  National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor.  Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is composed of our sole director. We believe that the audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stage of our development and the fact that we have not generated revenues to date.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us, or written representations from the reporting persons, we believe that during our 2013 fiscal year, our officers, directors, and owners of 10% or more of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

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

Summary Compensation Table
						Non Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert M. Baker	2013	$110,581	0	0	0	0	0	0	$110,581
President, Secretary	2012	$110,880	0	0	0	0	0	0	$110,880
and Treasurer	2011	0	0	0	0	0	0	0	0

On February 21, 2012 a consulting agreement was executed between us and another company controlled by our sole director and officer, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as the our CEO, COO, CFO and Corporate Secretary.  As compensation, we were to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears, plus applicable taxes.  We also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement. The agreement may be terminated by either party on thirty days’ notice. In the event that the agreement is terminated on a change of control or, other than for cause, the consultant is entitled to a severance payment equivalent to twelve months of fees. Effective July 1, 2012, the compensation rate was amended to $108,000 per annum, in equal monthly installments of $9,000 in arrears, plus applicable taxes.

The following table sets forth all compensation paid to our directors during the calendar year December 31, 2013. We do not anticipate paying any compensation to our directors in 2014, other than as described immediately above.

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

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors, other than as described immediately below.

ITEM 11.	EXECUTIVE COMPENSATION - continued

Employment Agreements

We have no employment agreements, however, as described above, on February 21, 2012 a consulting agreement was fully executed between us and another company controlled by our director and officer, effective January 1, 2012 for a term of 48 months, whereby the other company has agreed to provide the services of its shareholder as our CEO, COO, CFO and Corporate Secretary.

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

Name and Address*	Number of	Percentage of
Beneficial Ownership	Common Shares	Ownership
Robert Baker [1][2]	2,793,500	24.27%

All Officers and Directors as a Group (1 person)	2,793,500	24.27%

*  Unless otherwise noted, the address is that of the Company.

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

As of December 31, 2013, the following amounts were due (to) or from Robert M. Baker, our president and director, and Woodburn Holdings Ltd., a company which he owns and controls:Accounts payable: $32,108

Mr. Baker, our sole officer and director, is the only person considered to be a promoter of our company within the meaning of such term under the Securities Act of 1933, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. - continued

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

2013	$18,447	Morgan LLP
2012	$37,865	Morgan LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	Morgan LL
2012	$0	Morgan LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	Morgan LLP
2012	$0	Morgan LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	Morgan LLP (formerly Morgan & Company)
2012	$0	Morgan & Company

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2014

INTERNATIONAL GOLD CORP.

By:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Baker	Director, President, and Chief Financial Officer	April 14, 2014
Robert M. Baker