Form 10-K/A
period 2013-12-31
International Gold Corp.
filed 2014-04-15
CIK 1319643

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

EXPLANATORY NOTE

International Gold Corp. (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on April 14, 2014, for the sole purpose of filing the signed copy of  the Report of Independent Registered Public Accounting Firm for the consolidated financial statements.  The original filing of the report of the Company’s independent auditors inadvertently omitted the electronic signature of such firm.

There are no other changes to the Form 10-K. This Form 10-K/A does not modify or update in any way disclosures made in the original Form 10-K.

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

Vancouver, Canada	“Morgan LLP”

April 15, 2014	Chartered Accountants

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	10-K		10.4
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				x
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3
101.INS	XBRL Instance Document	10-K	4/14/14	101.INS
101.SCH	XBRL Taxonomy Extension Schema	10-K	4/14/14	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	4/14/14	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	4/14/14	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	4/14/14	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	4/14/14	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2014

INTERNATIONAL GOLD CORP.

By:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Baker	Director, President, and Chief Financial Officer	April 15 , 2014
Robert M. Baker