Form 10-Q
period 2014-03-31
International Gold Corp.
filed 2014-05-20
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,509,000 as of May 15, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2014	2013
	(Unaudited)
ASSETS

Current
Cash	$-	$21
	$-	$21

LIABILITIES

Current
Excess of checks issued over funds on deposit	$48	$-
Accounts payable and accrued liabilities	89,535	78,076
Loans payable	130,861	111,731
	220,444	189,807
Contractual Obligations, Commitments And Subsequent Events (Note 6)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
11,509,000 common shares at March 31, 2014 and December 31, 2013	115	115

Additional Paid-In Capital	692,385	692,385
Accumulated Deficit	(912,944)	(882,286)
	(220,444)	(189,786)

	$-	$21

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2014	2013

Revenue	$-	$-

Operating Expenses
Consulting services	25,917	30,240
Corporate support services	-	4,480
Interest, bank and finance charges	2,353	3,360
Office, foreign exchange and sundry	(2,468)	114
Professional fees	2,742	3,000
Transfer and filing fees	2,114	2,049
	30,658	43,243

Net Loss For The Period	$(30,658)	$(43,243)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	11,509,000	9,901,500

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2014	2013

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(30,658)	$(43,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	2,035	2,035
Net changes in non-cash operating working capital items
Decrease in prepaid expenses	-	43,022
Decrease in amounts receivable	-	9,464
Increase (decrease) in accounts payable and accrued liabilities	11,459	(29,172)

	(17,164)	(17,894)
Financing Activities
Loan advances	17,095	6,890
	17,095	6,890

Net Decrease In Cash	(69)	(11,004)

Cash, Beginning Of Period	21	11,282

(Excess of checks issued over funds on deposit) Cash, End Of Period	$(48)	$278

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $912,944 for the period from December 9, 2004 (inception) to March 31, 2014, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2013.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2013, has been omitted.  The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
 (Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.

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

Liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheets as at March 31, 2014 and December 31, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, March 31, 2014	Balance, December 31, 2013

Loans payable	$-	$130,861	$-	$130,861	$111,731

The carrying amount of loans payable was a reasonable approximation of the fair value.

INTERNATIONAL GOLD CORP.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

During the quarter ended March 31, 2014, the Company received no subscriptions for shares of its common stock.

During the year ended December 31, 2013:
•
in connection with the $0.20 private placement, the Company received $90,000 as subscriptions for 450,000 shares of its common stock. 250,000 shares were issued on October 3, 2013 and 200,000 on October 25, 2013 in connection with those subscriptions; and

•	the Company reached an agreement with a lender to issue 217,500 shares of its common stock to settle $21,750 in loans payable. Those shares were issued on October 3, 2013.

The Company has no stock option plan, warrants or other dilutive securities.

INTERNATIONAL GOLD CORP.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
 (Unaudited)
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

The Company had the following loans payable:

Principal balances as at March 31, 2014:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.
iii)	$1,842: unsecured; non-interest bearing; with no specific terms of repayment.
iv)	$24,019: unsecured; non-interest bearing; with no specific terms of repayment.
v)	$1,855: unsecured; non-interest bearing; with no specific terms of repayment.

Principal balances as at December 31, 2013:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.
iii)	$1,642: unsecured; non-interest bearing; with no specific terms of repayment.
iv)	$8,979: unsecured; non-interest bearing; with no specific terms of repayment.

As of March 31, 2014, interest totaling $23,145 (December 31, 2013 - $21,110) was accrued on the loan amounts.

The loan balances remain outstanding to date and the Company intends to renegotiate the repayment terms with the lenders.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Related Party Amounts Due

At March 31, 2014, the Company owed a company controlled by its sole director and officer $29,374 (December 31, 2013: $32,108) which was included in accounts payable.

b)	Consulting Services

During the three months ended March 31, 2014, the Company incurred $25,917 (2013 - $30,240) in consulting fees to the sole director and officer of the Company. See Note 6.

INTERNATIONAL GOLD CORP.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
 (Unaudited)
(Stated in U.S. Dollars)

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion includes a number of forward-looking statements that reflect our plans, estimates and our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

Plan of Operation

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

Proposed Business Acquisition

As previously disclosed in our report for the year ended December 31, 2013, filed on Form 10-K, we entered into a Letter of Intent (LOI) with ECI Canada, INC Corporation (ECI) on January 30, 2014, whereby we would complete a share exchange to acquire all of the outstanding shares of ECI for a minimum of 60% of our outstanding shares. The LOI was subject to a number of conditions including, negotiation and execution of a Definitive Agreement, receipt of all required regulatory approvals, and completion of due diligence investigations by both companies. Both companies were to use their best efforts to come to a Definitive Agreement for this transaction by April 15, 2014. The transaction was not completed and we are no longer pursuing an agreement with ECI.

Limited Operating History; Need for Additional Capital

There is not sufficient historical financial information about us upon which to base an evaluation of our performance.  We are considered a shell company and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2013.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue our operations.

Results of Operations

To March 31, 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2014 which are included with this Report.

	Three Months Ended March 31		Change
	2014	2013	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$30,658	$43,243	$(12,585)	(29%)
Net (Loss) Income	$(30,658)	$(43,243)	$12,585	29%

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $30,658 for the three month period ended March 31, 2014 and have an accumulated deficit of $912,944. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted at this time.

Expenses – Three months ended March 31, 2014 and 2013

Notable period over period differences are as follows:

	Three Months Ended March 31		Change
	2014	2013	Amount	Percentage
Consulting services	$25,917	$30,240	$(4,323)	(14%	)
Corporate support services	$-	$4,480	$(4,480)	(100%	)
Interest, bank and finance charges	$2,353	$3,360	$(1,007)	(30%	)
Office, foreign exchange and sundry	$(2,468)	$114	$(2,582)	(2,265%	)
Professional fees	$2,742	$3,000	$(258)	(9%	)

▪	Consulting services decreased as a result of foreign exchange differences between Q1 2014 and 2013. Consulting fees are paid in Canadian dollars.
▪	Corporate support services decreased as a result of the agreement to supply those services being terminated by the service provider as of December 31, 2013.
▪	Interest, bank and finance charges were lower in 2014 primarily due a decrease in interest charges on overdue accounts payable.
▪	Office, foreign exchange and sundry decreased in 2014 primarily due to a drop of approximately $2,300 in foreign exchange cost.
▪	Professional fees decreased marginally in 2014, primarily due to timing of billings for audit and review services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at March 31, 2014 and December 31, 2013

Items with notable period-end differences are as follows:

	March 31	December 31	Change
	2014	2013	Amount	Percentage
Accounts payable and accrued liabilities	$89,535	$78,076	$11,459	15%
Loans payable	$130,861	$111,731	$19,130	17%

▪	Accounts payable and accrued liabilities increased mainly due to delay in payments for bookkeeping (approximately $3,000) and consulting fees (approximately $9,000).
▪	Loans payable increased due to the receipt in 2014 of loan amounts totalling approximately $17,000, together with an increase in accrued interest of approximately $2,000.

Liquidity and Capital Resources

As of March 31, 2014, our total assets were $Nil, and our total liabilities were $220,444.

Our working capital as at March 31, 2014 and December 31, 2013 and the changes between those dates are summarized as follows:

	March 31	December 31	Increase/(Decrease)
	2014	2013	Amount	Percentage
Current Assets	$-	21	$(21)	(100%	)
Current Liabilities	220,444	189,807	30,637	16%
Working Capital (Deficiency)	$(220,444)	(189,786)	$(30,658)	16%

The increase in our working capital deficiency from December 31, 2013 to March 31, 2014 is explained by the changes outlined above for notable Balance Sheet items, all of which are Current Liabilities, together with the decrease in cash and increase in excess of checks issued over funds on deposit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

	Three Months Ended March 31		Change
	2014	2013	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(17,164)	(17,894)	$730	(4%	)
Financing Activities	17,095	6,890	10,205	148%

Net increase (decrease) in cash	(69)	(11,004)	10,935	(99%	)

Cash Used In Operating Activities
The decrease in cash used in operating activities is primarily due to the following:
▪
Operating expenses were lower by approximately $13,000 (comprised of the differences explained above, under Expenses) in the current three month period than in the equivalent period last year, together with:

▪	Non-cash changes that impacted the net loss, as follows:
-	The Q1, 2014 decrease in prepaid expenses was lower than in Q1, 2013 by approximately $43,000; and
-	The Q1, 2014 amounts receivable decrease was approximately $9,000 lower than in Q1, 2013;
-
which were offset by a period over period difference of approximately $40,000 in the change in accounts payable and accrued liabilities. (An increase of approximately $11,000 in Q1, 2014, compared to a decrease in Q1, 2013 of approximately $29,000.)

Cash Provided By Financing Activities

The increase of approximately $10,000 in cash provided by financing activities was due to loan advances in Q1, 2014 of approximately $17,000, compared to approximately $7,000 in Q1, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.  Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had the no unregistered sales of securities during the three months ended March 31, 2014 or subsequently, to the date of this report.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May, 2014.

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