Form 10-Q
period 2014-06-30
International Gold Corp.
filed 2014-08-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

(604) 328-4686

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,509,000 as of August 14, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2014	2013
	(Unaudited)
ASSETS

Current
Cash	$27	$21
	$27	$21

LIABILITIES

Current
Accounts payable and accrued liabilities	$127,880	$78,076
Loans payable	147,739	111,731
	275,619	189,807
Contractual Obligations, Commitments And Subsequent Events (Note 6)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
11,509,000 common shares at June 30, 2014 and December 31, 2013	115	115

Additional Paid-In Capital	692,385	692,385
Accumulated Deficit	(968,092)	(882,286)
	(275,592)	(189,786)

	$27	$21

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Expenses
Consulting services	25,885	26,617	51,801	56,857
Corporate support services	-	3,079	-	7,559
Interest, bank and finance charges	2,364	(8,587)	4,717	(5,227)
Office, foreign exchange and sundry	2,508	372	40	486
Professional fees	19,289	22,997	22,031	25,997
Transfer and filing fees	5,103	7,056	7,217	9,105
	55,149	51,534	85,806	94,777

Net Loss For The Period	$(55,149)	$(51,534)	$(85,806)	$(94,777)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	11,509,000	9,901,500	11,509,000	9,901,500

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	SIX MONTHS ENDED
	JUNE 30
	2014	2013

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(85,806)	$(94,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	4,091	4,092

Net changes in non-cash operating working capital items:
Decrease in prepaid consulting fees to related parties	-	34,032
Decrease in amounts receivable	-	9,464
Increase (decrease) in accounts payable and accrued liabilities	49,804	(69,218)
	(31,911)	(116,407)
Financing Activities
Issuance of common stock subscriptions	-	90,000
Loan advances	31,917	20,690
	31,917	110,690

Net Increase (Decrease) In Cash	6	(5,717)

Cash, Beginning Of Period	21	11,282

Cash, End Of Period	$27	$5,565

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $968,092 for the period from December 9, 2004 (inception) to June 30, 2014, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2013.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2013, has been omitted.  The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

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

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents.

c)	Foreign Currency Accounting

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

Gains and losses arising on the settlement of foreign currency denominated transactions or balances are recorded in the statements of operations.

d)	Fair Value of Financial Instruments

ASC Topic 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

▪	Level 1 – defined as observable inputs such as quoted prices in active markets;
▪	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
▪	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at June 30, 2014 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, June 30, 2014	Balance, December 31, 2013

Loans payable	$-	$147,739	$-	$147,739	$111,731

The carrying amount of loans payable was a reasonable approximation of the fair value.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Use of Estimates and Assumptions

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

f)	Basic and Diluted Loss Per Share

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

g)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

h)	Recent Accounting Pronouncements

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

During the six months ended June 30, 2014, the Company received no subscriptions for shares of its common stock.

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

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

The Company had the following loans payable:

Principal balances as at June 30, 2014:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.
iii)	$15,668: unsecured; non-interest bearing; with no specific terms of repayment.
iv)	$24,983: unsecured; non-interest bearing; with no specific terms of repayment.
v)	$1,886: unsecured; non-interest bearing; with no specific terms of repayment.

Principal balances as at December 31, 2013:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.
iii)	$1,642: unsecured; non-interest bearing; with no specific terms of repayment.
iv)	$8,979: unsecured; non-interest bearing; with no specific terms of repayment.

As of June 30, 2014, interest totaling $25,202 (December 31, 2013 - $21,110) was accrued on the loan amounts.

The loan balances remain outstanding to date and the Company intends to renegotiate the repayment terms with the lenders.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Related Party Amounts Due

At June 30, 2014, the Company owed a company controlled by its sole director and officer $64,115 (December 31, 2013: $32,108) which was included in accounts payable.

b)	Consulting Services

During the six months ended June 30, 2014, the Company incurred $51,801 (June 30, 2013 - $56,857) in consulting fees to the sole director and officer of the Company. See Note 6.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
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

Results of Operations

To June 30, 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2014 which are included with this Report.

	Three Months Ended June 30		Change
	2014	2013	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$55,149	$51,534	$3,615	7%
Net (Loss) Income	$(55,149)	$(51,534)	$(3,615)	7%

	Six Months Ended June 30		Change
	2014	2013	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$85,806	$94,777	$(8,971)	(9%)
Net (Loss) Income	$(85,806)	$(94,777)	$8,971	(9%)

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $55,149 for the three month period ended June 30, 2014 and have an accumulated deficit of $968,092. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted at this time.

Expenses – Three months ended June 30, 2014 and 2013

Notable period over period differences are as follows:

	Three Months Ended June 30		Change
	2014	2013	Amount	Percentage
Corporate support services	$-	$3,079	$(3,079)	(100%)
Interest, bank and finance charges	$2,364	$(8,587)	$10,952	(128%)
Office, foreign exchange and sundry	$2,508	$372	$2,136	574%
Professional fees	$19,289	$22,997	$(3,708)	(16%)
Transfer and filing fees	$5,103	$7,056	$(1,953)	(28%)

▪	Corporate support services decreased as a result of the agreement to supply those services being terminated by the service provider as of December 31, 2013.
▪	Interest, bank and finance charges were lower in Q2 of 2013 primarily due to a reversal of interest charges on overdue accounts payable.
▪	Office, foreign exchange and sundry were higher in 2014 due to an increase in foreign exchange (approximately $3,000), offset by decreases in IT and parking expenses (approximately $1,000).
▪	Professional fees decreased year over year for the quarter primarily due to timing of billings for audit and review services, together with lower year end costs.
▪	Transfer and filing fees decreased due to lower costs for XBRL filing requirements in the 2014 quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at June 30, 2014 and December 31, 2013

Items with notable period-end differences are as follows:

	June 30	December 31	Change
	2014	2013	Amount	Percentage
Accounts payable and accrued liabilities	$127,880	$78,076	$49,804	64%
Loans payable	$147,739	$111,731	$36,008	32%

▪
Accounts payable and accrued liabilities increased mainly due to accrued costs for bookkeeping (approximately $3,000), accounting services (approximately $12,000), consulting fees (approximately $32,000), and filing and transfer fees (approximately $3,000).

▪	Loans payable increased due to the receipt in 2014 of loans of approximately $32,000, together with an increase in accrued interest of approximately $4,000.

Liquidity and Capital Resources

As of June 30, 2014, our total assets were $27 (December 31, 2013: $21), comprised of cash, while our total liabilities were $275,619 (December 31, 2013: $189,807), comprised of accounts payable and accrued liabilities, and loans payable.

Our working capital as at June 30, 2014 and December 31, 2013 and the changes between those dates are summarized as follows:

	June 30	December 31	Increase/(Decrease)
	2014	2013	Amount	Percentage
Current Assets	$27	21	$6	29%
Current Liabilities	275,619	189,807	85,812	45%
Working Capital (Deficiency)	$(275,592)	(189,786)	$(85,806)	45%

The increase in our working capital deficiency from December 31, 2013 to June 30, 2014 is explained by the changes outlined above for notable Balance Sheet items, all of which are Current Assets or Current Liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows
	Six Months Ended June 30		Change
	2014	2013	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(31,911)	(116,407)	84,496	(73%)
Financing Activities	31,917	110,690	(78,773)	(71%)

Net increase (decrease) in cash	6	(5,717)	5,723	(100%)

Cash Used In Operating Activities
The decrease in cash used in operating activities of approximately $84,000 is due to the following:
▪	Operating expenses were lower by approximately $9,000 in the current six month period than in the equivalent period last year;
▪	The decrease in Prepaid expenses was $Nil in 2014, compared to approximately $34,000 in 2013;
▪	The decrease in Amounts receivable was $Nil in 2014, compared to approximately $9,000 in 2013;
▪
In 2014, Accounts payable increased by approximately $50,000, while in the corresponding 2013 period, it decreased by approximately $69,000, for a net year over year difference of approximately $119,000.

Cash Provided By Financing Activities
The decrease of approximately $79,000 in cash provided by financing activities was due to:
▪	loan advances in the first six months of 2014 of approximately $32,000, compared to approximately $21,000 in the same period in 2013; and
▪	the receipt of subscriptions for our common stock being $Nil in the first six months of 2014, compared to $90,000 in the same period in 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had the no unregistered sales of securities during the three months ended June, 2014 or subsequently, to the date of this report.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2014

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