Form 10-Q
period 2014-09-30
International Gold Corp.
filed 2014-11-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,509,000 as of November 5, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2014	2013
	(Unaudited)
ASSETS

Current
Cash	$16,192	$21
Prepaid fees and advances	8,300	-
	$24,492	$21

LIABILITIES

Current
Accounts payable and accrued liabilities	$108,066	$78,076
Loans payable	202,530	111,731
	310,596	189,807
Contractual Obligations, Commitments And Subsequent Events (Note 6)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
11,509,000 common shares at September 30, 2014 and December 31, 2013	115	115

Additional Paid-In Capital	692,385	692,385
Accumulated Deficit	(978,604)	(882,286)
	(286,104)	(189,786)

	$24,492	$21

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Expenses
Consulting services	9,789	26,623	61,590	83,480
Corporate support services	-	1,838	-	9,397
Interest, bank and finance charges	3,252	2,158	7,970	(3,069)
Office, foreign exchange and sundry	(2,763)	3,923	(2,723)	4,409
Professional fees	16,769	6,550	38,800	32,547
Transfer and filing fees	3,064	1,046	10,280	10,151
	30,111	42,138	115,917	136,915

Loss from operations	$(30,111)	$(42,138)	$(115,917)	$(136,915)

Other income	19,599	-	19,599	-

Net Loss For The Period	(10,512)	(42,138)	(96,318)	(136,915)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	11,509,000	9,901,500	11,509,000	9,901,500

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2014	2013

Cash Provided By (Used In):

Operating Activities
Net loss for the period	$(96,318)	$(136,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	6,171	7,247
Net changes in non-cash operating working capital items:
(Increase) decrease in prepaid fees and advances	(8,300)	34,032
Decrease in amounts receivable	-	9,464
Increase (decrease) in accounts payable and accrued liabilities	29,990	(35,710)
	(68,457)	(121,882)
Financing Activities
Issuance of common stock subscriptions	-	90,000
Loan advances	84,628	20,690
	84,628	110,690

Net Increase (Decrease) In Cash	16,171	(11,192)

Cash, Beginning Of Period	21	11,282

Cash, End Of Period	$16,192	$90

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Shares issued for debt settlement	$-	$21,750

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
 (Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization and Nature of Operations

International Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.  The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company currently has no properties, is not conducting any exploration work and is not currently in the “exploration stage”.  The Company has not yet realized any revenues from its operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $978,604 for the period from December 9, 2004 (inception) to September 30, 2014, and has had no revenue from operations.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2013.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2013, has been omitted.  The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

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

Cash consists of cash on deposit with high quality major financial institutions. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
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

The Company’s financial instruments consist of cash, prepaid fees and advances, accounts payable and accrued liabilities, and loans payable. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The carrying values of cash and prepaid fees and advances (Level 1), accounts payable and accrued liabilities, and loans payable (Level 2) approximate their fair values due to the immediate or short term maturity of these financial instruments.

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

f)	Basic and Diluted Earnings (Loss) Per Share

The Company reports basic earnings or loss per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings or loss per share is calculated based on the weighted average number of common stock outstanding during the period. In periods with net income, the diluted per share amounts include the dilutive effect of common stock equivalents such as outstanding warrants or stock options. In periods with net losses, basic and diluted loss per share are the same, as including the effect of common stock equivalents would be anti-dilutive. The Company has no stock option plan, warrants or other dilutive securities.

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

During the nine months ended September, 2014, the Company received no subscriptions for shares of its common stock.

During the year ended December 31, 2013:

•
in connection with the $0.20 private placement, the Company received $90,000 as subscriptions for 450,000 shares of its common stock. 250,000 shares were issued on October 3, 2013 and 200,000 on October 25, 2013 in connection with those subscriptions; and

•	the Company reached an agreement with a lender to issue 217,500 shares of its common stock to settle $21,750 in loans payable. Those shares were issued on October 3, 2013.

The Company has no stock option plan, warrants or other dilutive securities.

4.	LOANS PAYABLE

The Company had the following loans payable:

Principal balances as at September 30, 2014:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.
iii)	$32,858: unsecured; non-interest bearing; with no specific terms of repayment; owed to a director.
iv)	$25,561: unsecured; non-interest bearing; with no specific terms of repayment.
v)	$1,829: unsecured; non-interest bearing; with no specific terms of repayment.
vi)	$35,000: unsecured; non-interest bearing; with no specific terms of repayment; owed to a company controlled by a director.

    Principal balances as at December 31, 2013:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.
iii)	$1,642: unsecured; non-interest bearing; with no specific terms of repayment.
iv)	$8,979: unsecured; non-interest bearing; with no specific terms of repayment.

As of September 30, 2014, interest totaling $27,282 (December 31, 2013 - $21,110) was accrued on the loan amounts.

The loan balances remain outstanding to date and the Company intends to renegotiate the repayment terms with the lenders.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Related Party Amounts Due

At September 30, 2014, the Company owed a company controlled by a director and officer $70,819 (December 31, 2013: $32,108) which was included in accounts payable.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(Stated in U.S. Dollars)

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

b)	Consulting Services

During the nine months ended September 30, 2014, the Company incurred $60,653 (September 30, 2013 - $83,480) in consulting fees to a director and officer of the Company. See Note 6.

6.	CONTRACTUAL OBLIGATIONS, COMMITMENTS AND SUBSEQUENT EVENTS

a)
On February 21, 2012, a consulting agreement was fully executed between the Company and another company controlled by a director and officer of the Company, effective January 1, 2012 for a term of 48 months, whereby the related company agreed to provide the services of its shareholder as the Company’s CEO, COO, CFO and Corporate Secretary.  As compensation, the Company was to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears and plus applicable taxes.  The Company also agreed to reimburse reasonable business and/or entertainment and automobile expenses during the duration of the consulting agreement. Effective July 1, 2012, the agreement was revised to amend the compensation to be monthly installments of $9,000 CAD plus applicable taxes, with the 48 month term to commence from the new effective date.

The final monthly installment under the above agreement was paid in July, 2014. The Company and the service provider (the related company) are negotiating a settlement agreement and the parties have agreed that payments subsequent to July, 2014 are advances on the settlement amount. $6,713 of such payments is included in prepaid fees and advances at September 30, 2014 (December 31, 2013: $Nil)

b)
On August 29, 2014, the Company entered into a Letter of Intent (“the LOI”) with Lode Star Gold Inc. (“LSG”), a Nevada registered private company, regarding a proposed purchase by the Company of an interest in LSG’s mineral property. Pursuant to the LOI, the Company has agreed to issue shares of its common stock and make certain payments to LSG in consideration for the interest. The two companies have agreed to use their best efforts to negotiate and execute a definitive agreement setting out the full terms of the transaction within 30 days. The definitive agreement will be subject to a number of closing conditions including satisfactory completion of due diligence and the receipt of all necessary governmental and regulatory approvals.

On October 4, 2014, the Company and LSG entered into a definitive mineral option agreement (the "Definitive Agreement") for the Company to acquire an interest in LSG’s Nevada Goldfield Bonanza property (the "Property").  Certain conditions to closing the proposed takeover remain outstanding, including the execution and delivery of settlement agreements between the Company and certain of its creditors.

Pursuant to the Definitive Agreement, the Company is required to issue to LSG 35,000,000 shares of common stock at a deemed price of $0.02 per share for a total value of $700,000 in order to earn a 20% undivided interest in the Property. In order to earn an additional 60% interest in the Property (for a total of 80%), the Company is required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash from the Property’s mineral production proceeds in the form of a net smelter returns (“NSR”) royalty.

Until such time as the Company has earned the additional 60% interest, the NSR royalty will be split as to 79.2% to LSG and 19.8% to the Company since the Property is subject to a pre-existing 1% NSR royalty in favor of a third party.

If the Company fails to make any cash payments to LSG within one year of signing the definitive agreement, the Company has agreed to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the payment of the entire $5 million described above, it must make quarterly cash payments to LSG of $25,000 until such time as it has earned the 60% interest in the Property.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to fund our ongoing costs. We have not generated any revenues and no revenues are anticipated until after we engage in a merger or acquisition transaction. We cannot currently estimate the timing of any possible future revenues. The implementation of our business objectives is wholly contingent upon a business combination or project acquisition and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination or project acquisition which we believe has significant growth potential. There is no certainty that we will be able to complete any of those steps. Our only sources for cash at this time are loans, or investments by others in a public offering or a private placement.

We have no employees. The services of our president and CEO, Robert M. Baker, have been provided through a consulting agreement effective July 1, 2012 with a company owned by Mr. Baker. The final monthly installment under that agreement was paid in July, 2014. The Company and the service provider (the related company) are negotiating a settlement agreement and the parties have agreed that payments subsequent to July, 2014 are advances on the settlement amount. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of whom will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Proposed Business Transaction

On August 29, 2014, we entered into a Letter of Intent (“the LOI”) with Lode Star Gold Inc. (“LSG”), a Nevada registered private company, regarding a proposed purchase of an interest in LSG’s mineral property. Pursuant to the LOI, we agreed to issue shares of our common stock and make certain payments to LSG in consideration for the interest. The two companies have agreed to use their best efforts to negotiate and execute a definitive agreement setting out the full terms of the transaction within 30 days. The definitive agreement will be subject to a number of closing conditions including satisfactory completion of due diligence and the receipt of all necessary governmental and regulatory approvals.

On October 4, 2014, we entered into a definitive mineral option agreement with LSG (the "Definitive Agreement") to acquire an interest in LSG’s Nevada Goldfield Bonanza property (the "Property").  Certain conditions to closing the proposed takeover remain outstanding, including the execution and delivery of settlement agreements between us and certain of our creditors.

Pursuant to the Definitive Agreement, we are required to issue to LSG 35,000,000 shares of common stock at a deemed price of $0.02 per share for a total value of $700,000 in order to earn a 20% undivided interest in the Property. In order to earn an additional 60% interest in the Property (for a total of 80%), we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash from the Property’s mineral production proceeds in the form of a net smelter returns (“NSR”) royalty.

Until such time as we have earned the additional 60% interest, the NSR royalty will be split as to 79.2% to LSG and 19.8% to us since the Property is subject to a pre-existing 1% NSR royalty in favor of a third party.

If we fail to make any cash payments to LSG within one year of signing the definitive agreement, we have agreed to pay LSG an additional $100,000, and in any subsequent years in which we fail to complete the payment of the entire $5 million described above, we must make quarterly cash payments to LSG of $25,000 until such time as we have earned the 60% interest in the Property.

In connection with the signing of the LOI, we agreed to appoint Mark Walmesley, a director of LSG, to our Board of Directors.  Mr. Walmesley will be appointed as our President and CEO upon the closing of the definitive agreement and Robert M. Baker will continue on the Board of Directors and act as the company's Secretary.

On September 22, 2014, Mr. Walmsley was formally appointed to our Board of Directors and as our Chief Financial Officer and Treasurer, replacing Mr. Baker in those roles.

About the Property

The Goldfield Bonanza Property is geographically located adjacent to the historic gold producing town of Goldfield, Nevada.  The Goldfield District was discovered in 1903 and has produced intermittently since that time, with the last recorded production coming from open pit operations conducted during the 1980’s. According to Nevada Bureau of Mines and Geology Bulletin 78 (1972), the Goldfield District has recorded production in excess of 4.1 million ounces of gold from high grade quartz-alunite ledges, with some historic stopes grading in excess of 1 oz/ton Au (>34 g/tonne). Bulletin 78 also noted that the average grade of recorded gold production from 1903 to 1940 was in excess of 0.5 oz/ton Au (>17 g/tonne).

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

Results of Operations

To September 30, 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2014 which are included with this Report.

	Three Months Ended September 30		Change
	2014	2013	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$30,111	$42,138	$(12,027)	(29%)
Loss from Operations	$(30,111)	$(42,138)	$12,027	(29%)
Other Income	$19,599	$-	$19,599	-
Net Loss For The Period	$(10,512)	$(42,138)	$31,626	(75%)

	Nine Months Ended September 30		Change
	2014	2013	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$115,917	$136,915	$(20,998)	(15%)
Loss from Operations	$(115,917)	$(136,915)	$20,998	(15%)
Other Income	$19,519	$-	$19,519	-
Net Loss For The Period	$(96,318)	$(136,915)	$40,597	(30%)

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $10,512 for the three month period ended September 30, 2014 and have an accumulated deficit of $978,604. We have no way to generate any revenue until after we are able to effect a business combination or project acquisition. The possibility and timing of revenue being generated after that cannot be predicted at this time.

Expenses – Three months ended September 30, 2014 and 2013

Notable period over period differences are as follows:

	Three Months Ended September 30		Change
	2014	2013	Amount	Percentage
Consulting services	$9,789	$26,623	$(16,834)	(63%)
Corporate support services	$-	$1,838	$(1,838)	(100%)
Office, foreign exchange and sundry	$(2,763)	$3,923	$(6,686)	(170%)
Professional fees	$16,769	$6,550	$10,219	156%
Transfer and filing fees	$3,064	$1,046	$2,018	193%

▪
Consulting services were lower in the third quarter of 2014 than in 2013 due to an agreement with the company providing services of our CEO that the final installment under the consulting agreement for those services was paid in July, 2014. A settlement is to be finalized.

▪	Corporate support services decreased as a result of the agreement to supply those services being terminated by the service provider as of December 31, 2013.
▪	Office, foreign exchange and sundry were lower in 2014 primarily due to an increase in foreign exchange gain of approximately $8,000 offset by an increase in IT expenses (approximately $1,000).
▪	Professional fees increased primarily due to timing of billings for audit and review services.
▪	Transfer and filing fees increased primarily due to 8K filing requirements in the 2014 quarter, with none in the 2013 quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at September 30, 2014 and December 31, 2013

Items with notable period-end differences are as follows:

	September 30	December 31	Change
	2014	2013	Amount	Percentage
Cash	$16,192	$21	$16,171	77,005%
Prepaid fees and advances	$8,300	$-	$8,300	-
Accounts payable and accrued liabilities	$108,066	$78,076	$29,990	38%
Loans payable	$202,530	$111,731	$90,799	81%

▪	The increase in Cash of approximately $16,000 is explained below in the section on Cash Flows.
▪	Prepaid fees and advances increased due to approximately $2,000 in a legal retainer plus approximately $7,000 in advances paid on a debt settlement.
▪
Accounts payable and accrued liabilities increased mainly due to increases in accrued costs for transfer agent services (approximately $2,000), accounting services (approximately $9,000), and consulting fees (approximately $35,000), offset by a decrease in accrued costs for corporate support services (approximately $20,000) due to a settlement agreement.

▪	Loans payable increased due to the receipt in 2014 of loans of approximately $85,000, together with an increase in accrued interest of approximately $6,000.

Liquidity and Capital Resources

As of September 30, 2014, our total assets were $24,492 (December 31, 2013: $21), comprised of cash and prepaid fees and advances, while our total liabilities were $310,596 (December 31, 2013: $189,807), comprised of accounts payable and accrued liabilities, and loans payable.

Our working capital as at September 30, 2014 and December 31, 2013 and the changes between those dates are summarized as follows:

	September 30	December 31	Increase/(Decrease)
	2014	2013	Amount	Percentage
Current Assets	$24,492	21	$24,471	116,529%
Current Liabilities	310,596	189,807	120,789	64%
Working Capital (Deficiency)	$(286,104)	(189,786)	$(96,318)	51%

The increase in our working capital deficiency from December 31, 2013 to September 30, 2014 is explained by the changes outlined above for notable Balance Sheet items, all of which are Current Assets or Current Liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows
	Nine Months Ended September 30		Change
	2014	2013	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(68,457)	$(121,882)	$53,425	44%
Financing Activities	84,628	110,690	(26,062)	(24%)

Net increase (decrease) in cash	$16,171	$(11,192)	$27,363	245%

Cash Used In Operating Activities
The decrease in cash used in operating activities of approximately $53,000 is due to the following:
▪
Operating expenses being lower by approximately $21,000 in the current nine month period than in the equivalent period in the prior year, together with other income of approximately $20,000 in the current period;

▪	An increase in prepaid fees and advances of approximately $8,000 in 2014, compared to a decrease of approximately $34,000 in 2013, for a net year over year period difference of approximately $42,000;
▪	A decrease in amounts receivable of $Nil in 2014, compared to approximately $9,000 in 2013, resulting in a year over year difference of approximately $9,000; and
▪
In 2014, accounts payable increased by approximately $30,000, while in the corresponding 2013 period, it decreased by approximately $36,000, for a net year over year difference of approximately $66,000.

Cash Provided By Financing Activities
The decrease of approximately $26,000 in cash provided by financing activities was due to:
▪	loan advances in the first nine months of 2014 of approximately $85,000, compared to approximately $21,000 in the same period in 2013; a net increase of approximately 64,000, and
▪	the receipt of subscriptions for our common stock being $Nil in the first nine months of 2014, compared to $90,000 in the same period in 2013, a net decrease of $90,000.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had the no unregistered sales of securities during the three months ended September 30, 2014 or subsequently, to the date of this report.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2014

INTERNATIONAL GOLD CORP.

BY:	“Robert M. Baker”
Robert M. Baker
President, Chief Executive Officer, and member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase