Form 10-K
period 2014-12-31
International Gold Corp.
filed 2015-03-25
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Commission File Number:  000-53676

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2014 was $1,395,270 (based on sales of common equity).

At March 23, 2015, 46,509,000 shares of the registrant’s common stock were outstanding.

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

Company History

We were incorporated in the State of Nevada on December 9, 2004 with a plan to engage in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6767 West Tropicana Avenue, Suite 229, Las Vegas, Nevada 89103. Our business office is located at 666 Burrard Street, Suite 600, Vancouver, British Columbia, Canada V6E 4M8.

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

The 25,000,000 shares were not issued and none of the closing conditions described above were completed. The parties agreed on September 27, 2011 to a mutual release and cancellation of the Agreement. The other party acknowledged the $75,000 advanced as a loan from us, bearing interest at 5% per annum and indicated it would use best efforts to repay the loan in a timely manner. While the loan was secured by the assets of the other party, the Company no longer expects to be repaid. In 2011 management made a provision for loan loss in the amount of $76,418, for the full amount of the loan plus accrued interest.

On July 15, 2012, we entered into a Letter of Intent (the “SLC LOI”) with SignalChem Lifesciences Corporation, a private company incorporated in the Province of British Columbia, Canada (“SLC”), with respect to a proposed exchange of all of the issued and outstanding shares of SLC.  We were unable to conclude negotiations with SLC and agreed with that company on October 1, 2013 to terminate the SLC LOI.

On January 30, 2014 we entered into a Letter of Intent (the “ECI LOI”) with ECI Canada, Inc., a private company incorporated in the Province of Ontario, Canada (“ECI”), with respect to the proposed exchange of all the issued and outstanding shares of ECI for a minimum of 60% of our outstanding shares following the completion of the transaction. The ECI LOI was subject to a number of conditions including the negotiation and execution of a definitive agreement, receipt of all required regulatory approvals, and completion of due diligence investigations by both companies. We were unable to negotiate a definitive agreement with ECI by April 15, 2014 and decided against pursuing an agreement during the second quarter of 2014.

Recent Developments

On August 29, 2014, we entered into a Letter of Intent (the “LSG LOI”) with Lode-Star Gold, Inc. (“LSG"), a private Nevada corporation, pursuant to which we agreed to issue shares of our common stock and make certain payments to LSG in consideration for the acquisition of an interest in LSG's Nevada Goldfield Bonanza property (the “Property”). As a result of the intended transaction, control of us would be acquired by LSG.

On October 4, 2014, we entered into a definitive mineral option agreement (the "Option Agreement") with which superseded the LSG LOI. Pursuant to the Option Agreement, we were to issue LSG 35,000,000 shares of our common stock in exchange for a 20% undivided interest in the Property (the “Acquisition”). In order to earn an additional 60% undivided interest in the Property (for a total of 80%), we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter returns ("NSR") royalty, each beginning on the closing date of a subscription agreement for the shares (the “Closing Date”). Until such time as ITGC has earned the additional 60% interest, the NSR royalty will be split as to 79.2% to LSG, 19.8% to and 1% to the former Property owner.

On December 5, 2014, we entered into a subscription agreement (the “Subscription Agreement”) with LSG pursuant to which we agreed to issue the 35,000,000 shares. On the Closing Date of December 11, 2014, we satisfied all the closing conditions in the Subscription Agreement and issued the 35,000,000 shares of our common stock to LSG, thereby completing the Acquisition. As a result of the Acquisition, LSG became our controlling stockholder.

ITEM 1.	BUSINESS - continued

If we fail to make any cash payments to LSG within one year of the Closing Date, we are required to pay LSG an additional $100,000, and in any subsequent years in which we fail to complete the payment of the entire $5 million described above, we must make quarterly cash payments to LSG of $25,000 until such time as we have earned the additional 60% interest in the Property.

In addition, the Option Agreement provides that we will act as the operator on the Property and that a management committee will be formed, comprised of representatives from us and LSG, with voting based on each party’s proportionate interest, to supervise exploration of the Property and approve work programs and budgets.  As the operator, we are also obliged to perform a number of functions, including the following:

•	consider, develop and submit work programs to the management committee for consideration and approval, and to implement work programs when approved;
•	carry out operations in a prudent and workmanlike manner and in accordance with all applicable laws and regulations, and all agreements, permits and licenses relating to the Property and LSG;
•	pay and discharge all wages and accounts for material and services and all other costs and expenses that may be incurred by us in connection with our operations on the property;
•	maintain and keep in force and, upon request by LSG provide reasonable documentary verification of, levels of insurance as are reasonable in respect of our activities in connection with the Property;
•	maintain true and correct books, accounts and records of expenditures; and
•	deliver to the management committee quarterly and annual progress reports.

As a result of the Acquisition and on the Closing Date, Robert Baker submitted his resignation as our President and Chief Executive Officer, and Mark Walmesley, our Chief Financial Officer, Treasurer and a director, as well as a director of LSG, was appointed to fill the resulting vacancies.  Mr. Walmesley is now our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, and Mr. Baker is now our Secretary and a director.

The closing of the Subscription Agreement was conditional upon the termination of the consulting agreement between us and Woodburn Holdings Ltd. (“Woodburn”) dated February 21, 2012 and effective as of January 1, 2012 (the “Consulting Agreement”). Robert Baker, our former sole officer and director, is the controlling shareholder of Woodburn. Pursuant to the Consulting Agreement, Woodburn agreed to provide the services of Mr. Baker as our Chief Executive Officer, Chief Financial Officer and Secretary. A settlement agreement dated December 5, 2014 (the “Settlement Agreement”) terminated the Consulting Agreement with immediate effect and provided for the settlement of any and all claims between us, Woodburn and Mr. Baker that existed as of that date.  In addition, it provides that we will pay Mr. Baker $10,000 in cash on or before 30 days from the Closing Date and a minimum of $2,400 in cash per month until such time as he has received an aggregate of $34,000 in cash compensation from us.

The foregoing description of the Letter of Intent, Option Agreement and Settlement Agreement includes a summary of all the material provisions but is qualified in its entirety by reference to the complete text of those agreements included as exhibits to our reports filed on Form 8-K respectively on September 3, 2014 (Exhibit 10.1), October 9, 2014 (Exhibit 10.1), and December 16, 2014 (Exhibit 10.2) and incorporated herein by reference.

Change in Shell Company Status

Prior to the completion of the Acquisition, we were a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act) since we were not generating revenues, did not own an operating business, did not have any assets other than cash and cash equivalents, and had no specific plan other than to engage in a merger or acquisition transaction with an operating company or business. We have no revenues, have losses since inception, have no direct operations, and have been issued a going concern opinion by our auditor. We are relying upon the sale of securities and loans to fund our operations. We have no employees and expect to use outside consultants, advisors, attorneys and accountants as necessary.

LSG’s History

LSG was incorporated in the State of Nevada on March 13, 1998 for the purpose of acquiring exploration stage mineral properties.  It currently has one shareholder, Lonnie Humphries, who is the spouse of Mark Walmesley, our Chief Financial Officer, Treasurer and director prior to the completion of the Acquisition, and now our President and Chief Executive Officer as well.  Mr. Walmesley is also the Director of Operations and a director of LSG.

LSG acquired the leases to the Property in 1997 and became the registered and beneficial owner of the Property on September 19, 2009.  Since the earlier of those dates, it has conducted contract exploration work on the Property but has not determined whether it contains mineral reserves that are economically recoverable.

ITEM 1.	BUSINESS - continued

In December 2010, it entered into a binding letter of intent with ICN Resources Ltd., a British Columbia corporation with its common shares listed for trading on the TSX Venture Exchange (“ICN”), to earn up to an 80% interest in the Property.  ICN and LSG, together with Esmerelda Gold Inc, a wholly-owned Nevada subsidiary of ICN (“Esmerelda”), entered into a definitive mineral option agreement in respect of this transaction on March 23, 2011 (the “ICN Option Agreement”).

On October 17, 2012, Corazon Gold Corp., another British Columbia corporation with its common shares listed for trading on the TSX Venture Exchange (“Corazon”), completed a business combination with ICN whereby it acquired 100% of ICN’s issued and outstanding shares and therefore the rights to the Property through Esmerelda.  On August 13, 2013, LSG issued a notice of default to Corazon under the ICN Option Agreement, and that agreement was formally terminated by LSG on September 17, 2013.

LSG is an exploration stage company and has not generated any revenues since its inception.  The Property represents its only material asset.

Changes in Control of Registrant

As a result of the Acquisition, LSG acquired 35,000,000 shares of our common stock, or approximately 75.3% of the total voting power of all of our outstanding voting securities.  LSG assumed control from the holders of our issued and outstanding common stock, and in particular, Robert Baker, who owned approximately 24.3% of our common stock prior to the Closing Date.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On the Closing Date of December 11, 2014, Robert Baker submitted his resignation as our President and Chief Executive Officer, and Mark Walmesley was appointed by our Board of Directors to fill the resulting vacancies.  Mr. Baker’s resignations were not due to any disagreement with us regarding our operations, policies, practices or otherwise.  Mr. Walmesley is now our President, Chief Executive Officer, Chief Financial Officer and Treasurer, and Mr. Baker is our Secretary.

Our Board of Directors now consists of three directors: Mr. Walmesley, Mr. Baker, and Thomas Temkin who was appointed to the Board in January, 2015. Certain biographical and other information regarding our three directors is included in Item 10, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below before purchasing our common stock. The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have a history of operating losses and may not achieve or sustain profitability.  We cannot guarantee that we will become profitable.  Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will be able to continue our operations.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue to operate over the next 12 months.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. As such, if we are unable to obtain new financing to execute our business plan we may be required to cease our operations.

The Property may not contain mineral reserves that are economically recoverable and we cannot accurately predict the effect of certain factors affecting such a determination.

LSG has not determined if the Property contains mineral reserves that are economically recoverable.  Exploration for mineral reserves involves a high degree of risk, which even a combination of careful evaluation, experience and knowledge, may not eliminate.  Few properties which are explored are ultimately developed into producing properties.  Regardless, LSG is currently in the process of re-opening its underground working and plans to complete the first and second phases of its feasibility program, which, pursuant to the Option Agreement, we are required to fund.

ITEM 1A.	RISK FACTORS - continued

Estimates of mineral reserves and any potential determination as to whether a mineral deposit will be commercially viable can be affected by such factors as deposit size; grade; unusual or unexpected geological formations and metallurgy; proximity to infrastructure; metal prices which are highly cyclical; environmental factors; unforeseen technical difficulties; work interruptions; and government regulations, including regulations relating to permitting, prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted.

The long term profitability of our operations will be in part directly related to the cost and success of our exploration and development program.  Substantial expenditures are required to establish reserves through drilling, to develop processes to extract the ore and, in the case of new properties, to develop the extraction and processing facilities and infrastructure at any site chosen for extraction.  Although substantial benefits may be derived from the discovery of a major deposit, we cannot provide any assurance that any such deposit will be commercially viable or that we will be able to obtain the funds required for development on a timely basis.

If the Property is ultimately placed into production, we will encounter hazards and risks that could result in significant legal liability.

In the event that we are ultimately able to commence commercial production on the Property, our operations will be subject to all of the hazards and risks normally encountered in the exploration, development and production of gold, including unusual and unexpected geologic formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, the mine and other producing facilities, damage to life or property, environmental damage and possible legal liability.  Although we plan to take appropriate precautions to mitigate these hazards and risks by, among other things, obtaining liability insurance in an amount considered to be adequate by management, their nature is such that the liabilities might exceed policy limits, they might not be insurable, or we may not elect to insure against them due to high premium costs or other reasons, which could have a material adverse effect upon our financial condition and results of operations.

We face significant competition in the mineral resource industry that presents an ongoing threat to the success of our business.

The mining industry is intensely competitive in all of its phases, and we will be forced to compete with many companies that possess greater financial resources and technical facilities than we do.  Significant competition exists for the limited number of mineral acquisition opportunities available in our sphere of operations.  As a result of this competition, our ability to acquire additional attractive mining properties on terms we consider acceptable may be adversely affected.

Fluctuating mineral prices may negatively affect our ability to secure financing or our results of operations.

Our future revenues, if any, will likely be derived from the extraction and sale of base and precious metals.  The price of those commodities has fluctuated widely, particularly in recent years, and is affected by numerous factors beyond our control including economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global and regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods.  The effect of these factors on the price of base and precious metals, and therefore the economic viability of our business, could negatively affect our ability to secure financing or our results of operations.

We are subject to government laws and regulations particular to our operations with which we may be unable to comply.

We may not be able to comply with all current and future government environmental laws and regulations which are applicable to our business.  Our operations are subject to all government regulations normally incident to conducting business: occupational safety and health acts, workmen’s compensation statutes, unemployment insurance legislation, income tax and social security laws and regulations, and most importantly, environmental laws and regulations.  In addition, we are subject to laws and regulations regarding the development of mineral properties in the State of Nevada.  We are also subject to governmental laws and regulations applicable to small public companies and their capital formation efforts.

We are engaged in mineral exploration and are accordingly exposed to environmental risks associated with mineral exploration and mining activity.  LSG is currently in the exploration stage and has not determined whether significant site reclamation costs will be required on the Property in the future, which we will likely be responsible for as well.  Although we will make every effort to comply with all applicable laws and regulations, we cannot provide any assurance that we will be able to deal with evolving environmental attitudes and regulations, nor can we predict the effect of any future changes to environmental regulations on our proposed business activities.  We only plan to record liabilities for site reclamation when reasonably determinable and when such costs can be reliably quantified.  Other costs of compliance with environmental regulations may also be burdensome.

Our failure to comply with material regulatory requirements could have an adverse effect on our ability to conduct our business.  The expenditure of substantial sums on environmental matters would have a materially negative effect on our ability to implement our business plan and could require us to cease operations.

ITEM 1A.	RISK FACTORS - continued

Our business depends substantially on the continuing efforts of our officers, and our business may be severely disrupted if we lose their services.

Our future success heavily depends on the continued service of our officers.  Although we plan to increase the size of our Board of Directors, appoint additional officers and engage various consultants as our business grows, if they are unable or unwilling to continue to work for us in their present capacities, we may have to spend a considerable amount of time and resources searching, recruiting and integrating one or more replacements into our operations, which would severely disrupt our business.  This may also adversely affect our ability to execute our business strategy.

Our new President’s limited experience managing a publicly traded company may divert his attention from operations and harm our business.

Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director, has no previous experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis.  He, together with Robert Baker, our current Secretary and director and former sole officer and director, will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

We may be unable to attract and retain qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel.  As we become a more mature company in the future, we may find recruiting and retention efforts more challenging.  If we do not succeed in attracting, hiring and integrating such personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.  The loss of any key employee, including members of our management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

Since some of our key officers and directors are located in Canada, investors may be limited in their ability to enforce U.S. civil actions against them for damages to the value of our common stock.

Our President and our Secretary are residents of Canada.  Consequently, U.S. investors may experience difficulty affecting service of process on those officers and directors within the United States or enforcing a civil judgment of a U.S. court in Canada if a Canadian court determines that the U.S. court in which the judgment was obtained did not have jurisdiction in the matter.  There is also substantial doubt whether an original action predicated solely upon civil liability may successfully be brought in Canada against our officers and directors.  As a result, investors may not be able to recover damages as compensation for a decline in the value of their investment.

We may indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Our Bylaws allow us to indemnify our officers and directors against claims associated with carrying out the duties of their offices.  Our Bylaws also allow us to reimburse them for the costs of certain legal defenses.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors or control persons, we have been advised by the SEC that such indemnification is against public policy and is therefore unenforceable.

Since our officers and directors are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to meet the standards required by law to properly carry out such duties, which could increase our operating costs.  Further, if any of our officers and directors files a claim against us for indemnification, the associated expenses could also increase our operating costs.

Failure to comply with the Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As a Nevada corporation, we are subject to the Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Some foreign companies, including some that may compete with us, may not be subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the countries in which we conduct our business.  However, our employees or other agents may engage in conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.	RISK FACTORS - continued

Current global financial and economic conditions could adversely impact our operations and financial condition.

Current global financial and economic conditions, while improving, remain volatile.  Many industries, including the mineral resource industry, are impacted by these market conditions.  Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk; devaluations and high volatility in global equity, commodity, foreign exchange and precious metal markets; and a lack of market liquidity.  Such factors may impact our ability to obtain financing on favourable terms or at all.  Additionally, global economic conditions may cause a long term decrease in asset values.  If such global volatility and market turmoil continue, our operations and financial condition could be adversely impacted.

Risks Related to Ownership of Our Common Stock

Because there is a limited public trading market for our common stock, investors may not be able to resell their shares.

There is currently a limited public trading market for our common stock.  Therefore, there is no central place, such as stock exchange or electronic trading system, to resell any shares of our common stock.  If investors wish to resell their shares, they will have to locate a buyer and negotiate their own sale.  As a result, they may be unable to sell their shares or may be forced to sell them at a loss.

We cannot assure investors that there will be a market in the future for our common stock.  The trading of securities on the OTCQB is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.  Investors may not be able to sell shares at their purchase price or at any price at all.

LSG has voting control over matters submitted to a vote of the stockholders, and it may take actions that conflict with the interests of our other stockholders and holders of our debt securities.

We issued 35,000,000 shares of our common stock to LSG on the Closing Date, and LSG therefore controls approximately75.3% of the votes eligible to be cast by stockholders in the election of directors and generally.  As a result, LSG has the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock.  In addition, our business strategy may include expansion through the acquisition of additional property interests or through business combinations with entities operating in our industry.  In order to do so, or to finance the cost of our operations, we may issue additional equity securities that could dilute our stockholders’ stock ownership.  We may also pursue debt financing, if and when available, and this could negatively impact our earnings and results of operations.

We are subject to penny stock regulations and restrictions and investors may have difficulty selling shares of our common stock.

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rules”.  Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  We are subject to the SEC’s penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are generally persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks.

ITEM 1A.	RISK FACTORS - continued

Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares of common stock.

There can be no assurance that our common stock will qualify for exemption from the penny stock rules.  In any event, even if our common stock was exempt from the penny stock rules, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

We do not expect to pay dividends for the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.  Therefore, our stockholders will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all.

Investors may face significant restrictions on the resale of their shares due to state “blue sky” laws.

Each state has its own securities laws, commonly known as “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state.  Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration.  The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state.  A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock.  There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities.  Investors should therefore consider the resale market for our common stock to be limited, as they may be unable to resell their shares without the significant expense of state registration or qualification.

ITEM 1 B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Property is located in west-central Nevada (Figure 1), in the Goldfield Mining District at Latitude 37° 42’, and Longitude 117° 14’.  The claims comprising the Property are located in surveyed sections 35 and 36, Township 2 South, Range 42 East, and in sections 1, 2, 11, and 12, Township 3 South, Range 42 East, in Esmeralda County, Nevada.  The Property is accessible by traveling approximately one-half mile northeast of the community of Goldfield, along a county-maintained road that originates at U.S. Highway 95, which runs through “downtown” Goldfield.  The town of Goldfield, which is the Esmeralda county seat (population 300), is approximately 200 air miles south of Reno and 180 air miles north of Las Vegas.

The Property consists of 31 patented claims and 1 unpatented millsite claim, covering a total of approximately 460 acres, or 186 hectares.  Only the single unpatented claim is administered by the United States Bureau of Land Management, and annual assessment filings and payments are due on it.  The patented claims are owned as private land by LSG, and only annual property taxes must be paid.

Further, extensive details about the Property can be found in our report filed on Form 8-K on December 16, 2014 which is incorporated herein by reference.

Our principal offices are located at 666 Burrard Street, Suite 600, Vancouver, British Columbia, Canada V6E 4M3. The office space is currently provided as part of an agreement with the consulting firm that we use for administrative, regulatory compliance, and bookkeeping services. We believe that this space is generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as required to satisfy our growth.

ITEM 3.	LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or our officers or directors of those of our subsidiaries’ in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is quoted under the symbol “ITGC” on the OTCQB tier of the OTC market operated by the Financial Industry Regulatory Authority (FINRA).  OTCQB companies must be registered with and reporting to the SEC or a U.S. banking regulator. The high and low bid quotations of our common stock for the periods indicated below are as follows:

Fiscal Year	2014
	High Bid	Low Bid
Fourth Quarter: 10/1/14 to 12/31/14	$0.10	$0.01
Third Quarter: 7/1/14 to 9/30/14	$0.15	$0.03
Second Quarter: 4/1/14 to 6/30/14	$0.55	$0.03
First Quarter: 1/1/14 to 3/31/14	$0.20	$0.03

Fiscal Year	2013
	High Bid	Low Bid
Fourth Quarter: 10/1/13 to 12/31/13	$0.20	$0.05
Third Quarter: 7/1/13 to 9/30/13	$0.23	$0.00
Second Quarter: 4/1/13 to 6/30/13	$0.24	$0.00
First Quarter: 1/1/13 to 3/31/13	$0.27	$0.20

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The market for our common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed above, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s common stock.

On December 31, 2014, we had 93 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we have any plans to do so. Management anticipates that, for the foreseeable future, all available cash will be needed to fund our operations.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) of the Exchange Act and Rule 15g-9 thereunder, commonly referred to as the “penny stock rule”.  Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  We are subject to the SEC’s penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of securities and must have the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for penny stocks held in an account and information to the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, we did not have any compensation plans under which our equity securities are authorized for issuance, and we do not currently have any such plans.  We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants will be eligible to participate.  However, no formal steps have been taken as of the date of this Report to adopt such a plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, the Company received no cash subscriptions for shares of its common stock; however on December 11, 2014 the Company issued 35,000,000 shares to LSG in exchange for a mineral property interest as described above in Item 1 which is incorporated herein by reference.

The shares of our common stock issued to LSG were offered and sold in a private transaction in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.  Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one offeree; (c) we did not engage in any subsequent or contemporaneous public offerings of securities; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between LSG and us.

Other than that, or as disclosed in previous reports on Forms 10-Q, 10-K or 8-K, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

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

Plan of Operations

Over the next 12 months, we plan to complete the first phase of a proposed two phase program involving some preliminary work, as follows:

Preliminary Work

The preliminary underground scope of work of approximately $250,000 will complete the hoist retro fitting and rehab work of LSG’s existing underground workings and obtain all necessary regulatory compliance to initiate Phase 1.

Phase 1 – The Church Zone & Stope Zone

The purpose of this phase is to define a mineral resource estimate in compliance with National Instrument 43-101 of the Canadian Securities Administrators.  It is our intention to complete work addressing both surface and underground targets in two separate areas: the Church Zone and the Stope Zone.  In this Phase, we expect to perform 15,000 feet of combined RC and core surface drilling on the Church Zone at an estimated cost of $500,000, plus 2,250 feet of underground drilling at an anticipated cost of US$225,000, both in order to extend the known high-grade gold zones,

In our opinion the Stope Zone is mine-ready, and therefore, during Phase 1 we anticipate determining how best to execute the extraction of mineralized rock.  As part of Phase 1, we may conduct some confirmation drilling in the Red Hills Stope Zone at an anticipated cost of $150,000, although to execute drilling in some areas will require additional access work.

In addition, we plan to begin preparing and filing all necessary permitting applications at an approximate cost of $100,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

If we are able to complete Phase 1 as planned, we expect to commence Phase 2 which consists of a one year work program for which we have yet to prepare a detailed budget.

We anticipate that we will require a minimum of $1,916,000 to pursue our plan of operations over the next 12 months, as follows:

Description	Amount ($)
Underground access and workings retrofitting (Preliminary Work)	250,000
Completion of surface and underground drilling (Church Zone)	725,000
Preparation of feasibility study (Church Zone)	50,000
Follow-up surface and underground drilling (Stope Zone)	150,000
Laboratory work	60,000
Mine site security	60,000
Permitting application expenses	100,000
Management fees	120,000
Consulting fees	198,000
Marketing and investor relations expenses	60,000
Professional fees	60,000
Rent, travel and lodging expenses	60,000
Transfer and filing fees	13,000
Website development expenses	10,000
Total	1,916,000

We do not currently have sufficient funds to carry out our entire plan of operations, so we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements.  Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements; however, we do not currently have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings.  If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options, although we cannot provide any assurance that any such options will be available to us or on terms reasonably acceptable to us.  Further, if we are unable to secure any additional financing then we plan to reduce the amount that we spend on our operations, including our management-related consulting fees and other general expenses, so as not to exceed the capital resources available to us.  Regardless, our current cash reserves and working capital may not be sufficient to enable us to sustain our business for the next 12 months, even if we do decide to scale back our operations.

Intellectual Property

We do not own any intellectual property and we have not filed for any protection of our trademark.

Employees

Other than our four officers, who currently receive no compensation from us, we have no employees. We plan to rely on the efforts of our officers and directors, as well as a number of independent consultants, to manage our operations.  However, we may hire workers on a contract basis from time to time as the need arises.

Government Regulations

We plan to engage in mineral exploration and are accordingly exposed to environmental risks associated with mineral exploration activity.  LSG is currently in the exploration stage on the Property and, pursuant to the Option Agreement, we are now the operator thereof.

In general, in Nevada, no government permits are required on mining claims for exploration activities which do not involve the use of powered equipment.  Any disturbance of existing land and vegetation by powered means will generally require a permit which will specify that after work is completed land be re-contoured to the original surface and be seeded with native plant species.  On unpatented claims with federally-owned surface, a “Notice of Intent” must be filed with the BLM for all activities involving the disturbance of five acres (two hectares) or less of the surface.  A Notice of Intent will include details on the company submitting the notice, maps of the proposed disturbance, equipment to be utilized, the general schedule of operations, a calculation of the total disturbance anticipated, and a detailed reclamation plan and budget.  A bond will be required to ensure reclamation and the amount will be determined by the calculated acreage being disturbed.  The notice does not have an approval process associated with it but the bond calculation does have to be approved with a letter from the BLM before work can proceed.  It is not necessary to file a Notice of Intent prior to work on land with privately owned surface.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Measurement of land disturbance is cumulative, and once five acres total has been disturbed on one project, a “Plan of Operations” must be filed and approved by the BLM before additional work can take place.  This too requires a cash bond along with a reclamation plan.

LSG is not required to file a Notice of Intent for the Property with the BLM; instead, it is required to file one with the Department of Environmental Protection of the State of Nevada (NDEP), since the only portion of the Property that has publicly-owned surface rights is that which overlaps the Goldfield town limits. This form of notice includes the same information as the BLM Notice of Intent except that a detailed reclamation plan, budget and bond are not required.  The notice also has a very informal approval process associated with it.

LSG is currently operating under a Notice of Intent filed with the NDEP and dated January, 2011.  This is an open-ended permit that does not require bonding for reclamation and allows for a total of five acres of disturbance.  We do not have any pending Notices of Intent.

To the best of our knowledge, there are no existing environmental liabilities on the Property.  A detailed environmental investigation has not been conducted.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues to date and we cannot currently estimate the timing of any possible future revenues. Our only source for cash at this time is investments by others in our common stock, or loans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2014 which are included with this Report.

Revenues
	Year Ended December 31		Increase/(Decrease)
	2014	2013	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	179,680	177,259	2,421	1%
Operating Loss Before Other Income	(179,680)	(177,259)	(2,421)	1%
Other Income	61,263	-	61,263	-
Net Loss	$(118,417)	$(177,259)	$58,842	(33%	)

We recorded a net loss of $118,417 for the year ended December 31, 2014, have an accumulated deficit of $1,000,703 and have had no operating revenues since our inception on December 9, 2004. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Expenses

Our expenses for the years ended December 31, 2014 and 2013 are outlined below:

	Year Ended December 31		Increase/(Decrease)
	2014	2013	Amount	Percentage
Consulting services	$60,653	$110,581	$(49,928)	(45%	)
Corporate support services	2,594	12,420	(9,826)	(79%	)
Interest, bank and finance charges	10,015	(858)	10,873	1,267%
Office, foreign exchange and sundry	(913)	3,737	(4,650)	(124%	)
Professional fees	92,861	38,075	54,786	144%
Transfer and filing fees	14,470	13,304	1,166	9%
Total Operating Expenses	$179,680	$177,259	$2,421	1%

Consulting services relate to fees for services of our former president in connection with a contract which was cancelled in 2014 under the terms of a settlement agreement, resulting in the year over year decrease.

Corporate support services decreased as a result of the agreement to supply those services being terminated by the service provider as of December 31, 2013. Services in 2014 were limited.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest, bank and finance charges were higher in 2014 primarily due a service provider’s agreement to reverse accumulated interest charges on overdue accounts payable in 2013.

Office, foreign exchange and sundry decreased in 2014 mainly due to a decrease in foreign exchange cost (approximately $10,000) offset by increased IT costs (approximately $4,000) and rent (approximately $1,000).

Professional fees increased primarily due to increased professional service requirements in connection with the acquisition of our mineral property interest and the issuance of 35,000,000 shares to LSG, along with timing of billings for audit and review services.

Transfer and filing fees remained relatively consistent year over year. The minor increase was due to increased filing requirements in connection with the acquisition of our mineral property interest.

Assets and Liabilities

Balance Sheet items with notable year over year differences are as follows:

	December 31		Change
	2014	2013	Amount	Percentage
Cash	$5,372	$21	$5,351	25,481%
Mineral Property Interest	$230,180	$-	$230,180	-
Accounts payable and accrued liabilities	$38,397	$78,076	$(39,679)	(51%	)
Loans payable	$275,178	$111,731	$163,477	146%
Additional Paid-In Capital	$922,215	$692,385	$229,830	33%

·	Cash increased due to the amount of cash provided by financing activities being higher than the amount of cash used by operating activities.

·	Mineral Property Interest increased due to our acquisition in December, 2014 of a 20% interest in LSG’s Mineral Property in exchange for 35,000,000 shares of our common stock.

·
Accounts payable and accrued liabilities decreased mainly due to the following items: a settlement agreement with our president (decrease of approximately $17,000); a settlement agreement with our corporate services provider (decrease of approximately $30,000); payment in 2104 of overdue bookkeeping costs (decrease of approximately $6,000); a change in in foreign exchange on Canadian dollar payables (a decrease of approximately $1,000); offset by an accrual for accounting services in 2014 (increase of approximately $6,000); accrued legal fees in 2014 in connection with our acquisition of a mineral property interest (approximately $6,000); and an accrual in 2014 of communication and office costs paid by our president (approximately $2,000).

·
Loans payable increased due to increases in two existing loans totaling approximately $48,000 and three new loans totaling approximately $106,000, together with an increase in accrued interest of approximately $9,000.

·	The increase in Additional Paid-In Capital was the accounting value of the 35,000,000 shares issued to LSG, less their par value of $350.

Liquidity and Capital Resources

Our financial condition for the years ended December 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Year Ended December 31		Increase/(Decrease)
	2014	2013	Amount	Percentage
Current Assets	$5,372	$21	$5,351	25,481%
Current Liabilities	(313,575)	(189,807)	(123,768)	65%
Working Capital (Deficiency)	$(308,203)	$(189,786)	$(118,417)	62%

The increase in our working capital deficiency from December 31, 2013 to December 31, 2014 was due to an increase in cash of approximately $5,000, together with a decrease in accounts payable and accrued liabilities of approximately $40,000, offset by an increase in loans payable of approximately $163,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash Flows

	Year Ended December 31		Increase/(Decrease)
	2014	2013	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(148,962)	$(133,632)	$(15,330)	(11%	)

Financing Activities	154,313	122,371	31,942	26%

Net increase (decrease) in cash	$(5,351)	$(11,261)	$16,612	(148%	)

Cash Used In Operating Activities:

The decrease in cash provided by operating activities year over year is comprised mainly of the decrease in net loss of approximately $59,000, together with the year over year difference in the change in payables and accrued liabilities of approximately $39,000, offset by the year over year difference in the change in receivables of approximately $9,000 and prepaid consulting fees of approximately $43,000, together with the 2014 gain on debt forgiveness of approximately $61,000.

Cash Provided By (Used In) Financing Activities:

The year over year increase in cash provided by financing activities was primarily due to the increase in proceeds from loans payable of approximately $122,000, offset by the decrease in subscriptions for our common stock of approximately $90,000.

As of the date of this report, we have yet to generate any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares or receipt of loans.

As of December 31, 2014, our total assets were $235,552 (2013 - $21) and our total liabilities were $313,575 (2013 - $189,807). At December 31, 2014, we had cash of $5,372 (2013 - $21) and negative working capital of $308,203 (2013 - $189,786).

Our principal sources of working capital have been loans and funds received as subscriptions for our common stock. For the foreseeable future, we will have to continue to rely on those sources for funding. We have no assurance that we can successfully engage in any further private sales of our securities or that we can obtain any additional loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Commitments

We do not have any commitments as of December 31, 2014 which are required to be disclosed in tabular form.

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

Foreign Currency Accounting

Our functional currency is the U.S. dollar. Head office financing and investing activities are generally in Canadian dollars. Transactions in Canadian currency are translated into U.S. dollars as follows:
•	monetary items at the exchange rate prevailing at the balance sheet date;
•	non-monetary items at the historical exchange rate; and
•	revenue and expense items at the rate in effect of the date of transactions.

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

In addition and as a result of completing the Acquisition, we anticipate that the following critical accounting policies of LSG will also become our critical accounting policies:

Mineral Property

Mineral property acquisition costs are capitalized. Exploration costs are expensed as incurred. When it is determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop that property are capitalized. Such costs would then be amortized using the units-of-production method over the estimated life of the reserve.

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect our operations. We calculate estimates of reclamation liabilities based on current laws and regulations. US GAAP requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. It further requires the recording of a liability for the present value of estimated environmental remediation costs and the related asset when a recoverable asset (long-lived asset) can be realized. To date, no asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

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

INTERNATIONAL GOLD CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
 (Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
International Gold Corp.

We have audited the accompanying balance sheets of International Gold Corp. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, cash flows and stockholders’ deficiency for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States.

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

Vancouver, Canada	“Morgan & Company LLP”

March 23, 2015	Chartered Accountants

INTERNATIONAL GOLD CORP.

BALANCE SHEETS
 (Stated in U.S. Dollars)

	DECEMBER 31
	2014	2013

ASSETS

Current
Cash	$5,372	$21

Mineral Property Interest	230,180	-
	$235,552	$21

LIABILITIES

Current
Accounts payable and accrued liabilities	$38,397	$78,076
Loans payable	275,178	111,731
	313,575	189,807

Contractual Obligations, Commitments And Subsequent Events (Notes 5 and 7)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
46,509,000 common shares at December 31, 2014 (11,509,000 common shares at December 31, 2013)	465	115

Additional Paid-In Capital	922,215	692,385

Accumulated Deficit	(1,000,703)	(882,286)
	(78,023)	(189,786)

	$235,552	$21

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2014	2013

Revenue	$-	$-

Operating Expenses
Consulting services	60,653	110,581
Corporate support services	2,594	12,420
Interest, bank and finance charges	10,015	(858)
Office, foreign exchange and sundry	(913)	3,737
Professional fees	92,861	38,075
Transfer and filing fees	14,470	13,304
	179,680	177,259

Operating Loss Before Other Income	(179,680)	(177,259)

Other Income
Gain on debt forgiveness	61,263	-

Net Loss For The Year	$(118,417)	$(177,259)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.02)

Weighted Average Number Of Common Shares Outstanding	13,426,808	10,281,411

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2014	2013

Cash Provided By (Used In)

Operating Activities
Net loss for the year	$(118,417)	$(177,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	9,134	8,250
Gain on debt forgiveness	(61,263)	-
Net changes in non-cash operating working capital items:
Amounts receivable	-	9,464
Prepaid consulting fees to related parties	-	43,022
Accounts payable and accrued liabilities	21,584	(17,109)
	(148,962)	(133,632)

Financing Activities
Issuance of common stock subscriptions	-	90,000
Proceeds from loans payable	154,313	32,371
	154,313	122,371

Net Increase (Decrease) In Cash	5,351	(11,261)

Cash, Beginning Of Year	21	11,282

Cash, End Of Year	$5,372	$21

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Common shares issued for debt settlement	$-	$21,750
Common shares issued for mineral property interest	$230,180	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
 (Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID – IN CAPITAL	SHARES TO BE ISSUED	ACCUMULATED DEFICIT	TOTAL

Balance, December 31, 2012	9,901,500	$99	$392,651	$188,000	$(705,027)	$(124,277)

Shares issued for debt settlement	217,500	2	21,748	-	-	21,750
Shares issued for cash	1,390,000	14	277,986	(188,000)	-	90,000
Net loss for the year	-	-	-	-	(177,259)	(177,259)

Balance, December 31, 2013	11,509,000	115	692,385	-	(882,286)	(189,786)

Shares issued for mineral property interest	35,000,000	350	229,830	-	-	230,180
Net loss for the year	-	-	-	-	(118,417)	(118,417)

Balance, December 31, 2014	46,509,000	$465	$922,215	$-	$(1,000,703)	$(78,023)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

International Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.  The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company acquired a mineral property interest from Lode Star Gold Inc., a private Nevada corporation (“LSG”) on December 11, 2014 (Note 3) in consideration for the issuance of 35,000,000 common shares of the Company. As a result of this transaction, control of the Company was acquired by LSG.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $1,000,703 for the period from December 9, 2004 (inception) to December 31, 2014, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
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

The Company’s financial statements have been prepared using the accrual method of accounting. In the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the years presented have been reflected herein.

b)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2014 and 2013, the Company had no cash equivalents.

c)	Foreign Currency Accounting

The Company’s functional currency is the U.S. dollar.  Head office financing and investing activities are generally in Canadian dollars. Transactions in Canadian currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate; and
iii)	revenue and expense items at the rate in effect at the date of transactions.

Gains and losses arising on the settlement of foreign currency denominated transactions or balances are recorded in the statements of operations.

d)	Fair Value of Financial Instruments

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Accounts payable and accrued liabilities and loans payable are measured using “Level 2” inputs as there are no quoted prices in active markets for identical instruments.  The carrying values of cash, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the immediate or short term maturity of these financial instruments.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Fair Value of Financial Instruments (Continued)

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheets as at December 31, 2014 and 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance, December 31, 2014	Balance, December 31, 2013

Cash	$5,372	$-	$-	$5,372	$21
Accounts payable and accrued liabilities	$-	$38,397	$-	$38,397	$78,076
Loans payable	$-	$275,178	$-	$275,178	$111,731

The carrying amounts were reasonable approximations of their fair values.

e)	Asset Retirement Obligations

The Company has no asset retirement obligations, including environmental rehabilitation expenditures, which relate to an existing condition caused by past operations.

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

The Company reports basic loss per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company generated net losses in the periods presented, the basic and diluted loss per share are the same.

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

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	MINERAL PROPERTY INTEREST

On December 5, 2014, the Company entered into a subscription agreement (the “Subscription Agreements”) with Lode Star Gold Inc. (“LSG”), a private Nevada corporation controlled by the spouse of the Company’s current President, pursuant to which the Company agreed to issue 35,000,000 shares of its common stock, valued at $230,180, to LSG in exchange for a 20% undivided interest in and to the mineral claims owned by LSG. The mineral claims, known as the “Goldfield Bonanza Project” (the “Property”), are located in the State of Nevada.

The  execution of the Subscription Agreement was one of the closing conditions of an Option Agreement dated October 4, 2014, pursuant to which the Company acquired the sole and exclusive option to earn up to an 80% undivided interest in and to the Property.  In order to earn the additional 60% interest in the Property, the Company is required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter royalty, each beginning on the Closing Date, which was December 11, 2014. Until such time as the Company has earned the additional 60% interest, the net smelter royalty will be split 79.2% to LSG, 19.8% to the Company and 1% to the former Property owner.

If the Company fails to make any cash payments to LSG within one year of the Closing Date, it is required to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the payment of the entire $5 million described above, it must make quarterly cash payments to LSG of $25,000 until such time as the Company has earned the additional 60% interest in the Property.

In addition, the Option Agreement provides that the Company will act as the operator on the Property and that a management committee will be formed, comprised of representatives from the Company and LSG, with voting based on each party’s proportionate interest, to supervise exploration of the Property and approve work programs and budgets. To December 31, 2014, no work programs had been approved.

4.	CAPITAL STOCK

During the year ended December 31, 2014, the Company received no cash subscriptions for shares of its common stock, however, on December 11, 2014, the Company issued 35,000,000 shares, valued at $230,180, in exchange for a mineral property interest as described in Note 3.

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

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Stated in U.S. Dollars)

5.	LOANS PAYABLE

As at December 31, 2014, the Company had the following loans payable:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.
iii)	$34,160: unsecured; interest at 5% per annum; with no specific terms of repayment.
iv)	$24,696: unsecured; non-interest bearing; with no specific terms of repayment.
v)	$100,000: unsecured; non-interest bearing; with no specific terms of repayment.
v)	$1,767: unsecured; non-interest bearing; with no specific terms of repayment.
vi)	$4,310: unsecured; non-interest bearing; with no specific terms of repayment.

As at December 31, 2013, the Company had the following loans payable:

i)	$5,000: unsecured; interest at 15% per annum; due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; due on August 2, 2011.
iii)	$1,642: unsecured; non-interest bearing; with no specific terms of repayment.
iv)	$8,979: unsecured; non-interest bearing; with no specific terms of repayment.

As of December 31, 2014, interest totaling $30,244 (2013 - $21,110) was accrued on loan amounts.

On March 19, 2015, $4,000 was paid by the Company in partial settlement of the $5,000 loan. The balance of principal and interest, totaling $3,791 at December 31, 2014 remains outstanding.

The other loan balances remain outstanding to date and the Company intends to renegotiate repayment terms with the lenders.

An agreement in principle was reached on March19, 2015 whereby the terms of the $75,000 loan are to be modified as follows:

a)	$26,750, which is the agreed interest accrued to January 9, 2015 together with a premium, will be converted to Company shares at a price of $0.05 per share, equaling 535,000 common shares.

b)
One-half of the outstanding Principal, or $37,500, and any interest accrued from January 10, 2015 shall become due and payable on written demand in full on the earlier of June 9, 2015 or the date on which the Borrower completes one or more debt or equity financings that generate aggregate gross proceeds to the Borrower of at least $250,000.

c)	The balance of the outstanding Principal, or $37,500, and any accrued interest shall become due and payable on written demand in full on January 9, 2016.

d)	The Company shall have the right to repay all or any part of the Principal and any accrued interest to the Lender at any time and from time to time, without any premium.

On January 9, 2015, agreements in principle were reached in connection with the loans of $24,696 (CAD $28,650) and $1,767 (CAD $2,050) whereby the loan amounts are to be converted to Company shares at a price of $0.05 CAD, to result in the issuance of 573,000 and 41,000 common shares respectively.

No shares have been issued to date in connection with the three loan settlement agreements above.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

a)	Related Party Amounts Due

At December 31, 2014, $15,300 (2013 - $32,108) included in accounts payable was due to a company controlled by a director and former president of the Company.

At December 31, 2014, the following loan amounts and accrued interest were due to related parties:
i)	$35,043, (2013 - $1,642) including $883 in accrued interest, to the current president of the Company.
ii)	$100,000 to the majority shareholder of the Company.
iii)	$4,310 to the controlling shareholder of the majority shareholder of the Company.

b)	Consulting Services

During the year ended December 31, 2014, the Company paid $60,653 (2013 - $110,581) in consulting fees and expenses to a director and former president of the Company.

7.	CONTRACTUAL OBLIGATIONS, COMMITMENTS AND SUBSEQUENT EVENTS

See Note 3 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

See Note 5 for details about the Company’s renegotiations regarding its loans payable

On February 21, 2012 a consulting agreement was fully executed between the Company and another company controlled by the former sole director and officer of the Company, effective January 1, 2012 for a term of 48 months, whereby the related company agreed to provide the services of its shareholder as the Company’s CEO, COO, CFO and Corporate Secretary.  As compensation, the Company was to pay $90,000 per annum, in equal monthly installments of $7,500, in arrears, plus applicable taxes.  The Company also agreed to reimburse reasonable business and/or entertainment and automobile expenses for the duration of the consulting agreement.

Effective July 1, 2012, the above consulting agreement was revised to amend the compensation to be monthly installments of $9,000 CAD plus applicable taxes, with the 48 month term to commence from the new effective date.

The consulting agreement, which would otherwise have extended to June 2016, was terminated with immediate effect in accordance with a settlement agreement dated December 5, 2014. Under the terms of that settlement agreement, the Company agreed to pay an aggregate of $34,000 CAD. Of that amount, $17,500 CAD ($15,300 USD) was outstanding and included in accounts payable at December 31, 2014.

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date these financial statements were issued.

8.	INCOME TAXES

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2013 – 34%) is as follows:

	2014	2013

Expected income tax recovery	$(40,000)	$(60,300)
Increase in valuation allowance	40,000	60,300

	$-	$-

INTERNATIONAL GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Stated in U.S. Dollars)

8.	INCOME TAXES (Continued)

Significant components of deferred income tax assets are as follows:

	2014	2013
Deferred income tax assets
Net operating losses carried forward	$340,000	$300,000
Valuation allowance	(340,000)	(300,000)

	$-	$-

The Company has approximately $1,000,700 (2013 - $882,300) in net operating losses carry forward which will expire by 2034 if not utilized.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

The Company’s net operating losses carried forward for United States income tax purposes will expire, if not utilized, as follows:

2024	$10,000
2025	7,600
2026	6,000
2027	10,900
2028	53,200
2029	68,500
2030	84,500
2031	203,500
2032	260,800
2033	177,300
2034	118,400
$1,000,700

Realization of the above losses carried forward is dependent on the Company filing the applicable tax returns with the tax authorities and the Company generating sufficient taxable income prior to expiration of the losses carried forward.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2014 and 2013, included in this report, have been audited by Morgan LLP, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

As of the date of this report, the names, ages and positions of our executive officers and directors were as follows:

Name	Age	Position
Mark Walmesley	57	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Robert Baker	60	Secretary, Director
Thomas Temkin	61	Chief Operating Officer, Director
Daniel Capparelli	42	Vice President of Mine Development and Operations

Mark Walmesley – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director

Mr. Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the Closing Date.  He has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

From 2005 to 2010, Mr. Walmesley directed operations on the Property, during which time LSG had a crew of up to eight people performing surface and underground exploratory drilling and mine rehabilitation work.  In 2010 and 2011, he negotiated the terms of the ICN Option Agreement on behalf of LSG, and he is currently directing all of LSG’s advancement activities.

Since 1985, Mr. Walmesley has been the owner and operator of Mark Walmesley, Inc., a private Texas corporation, and MWI Utah, Inc., a private Utah corporation, both of which specialize in the sale of window etching theft deterrent products that are distributed throughout the United States in the automotive aftermarket industry.  Through an established network of agents and car dealerships, he has achieved product fulfillment on millions of vehicles over his 30 year career.

Since 2008, Mr. Walmesley has been developing an emergency medical communications platform for FAST Alert Support Team, Inc., a company dedicated to facilitating worldwide communication between emergency medical technicians (EMTs), incapacitated individuals and people assigned by those individuals to accommodate pre-determined essential support.  Although the project is currently on hold, Mr. Walmesley originally developed this online software solution for the medical industry in the United States and plans to build the business using his existing network of automotive industry contacts.  He remains the company’s Founder and Chief Software Architect.

Mr. Walmesley has also been involved in financing and mentoring a variety of other private companies throughout his professional career.

Robert Baker – Secretary, Director

Mr. Baker acted as our President and Chief Financial Officer from May 31, 2007 to the Closing Date, and our Chief Financial Officer and Treasurer from May 31, 2007 to September 22, 2014.  He has served as our Secretary and director since December 9, 2004.

From March 1, 2006 to September 14, 2011, Mr. Baker was an officer and director of Snowdon Resources Corporation, a Nevada corporation engaged in the business of uranium mining exploration.  From June 2003 to January 2006, Mr. Baker was the President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Treasurer of Global Green Solutions Inc., a Nevada corporation.  He continues to hold the positions of Secretary and director of that company.

From May 2005 to May 2007, Mr. Baker was the Secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration.  From November 2004 to December 2005, he served as a director of Cierra Pacific Ventures Ltd., a company engaged in the business of mining exploration and located in Vancouver, British Columbia, Canada.  Cierra Pacific’s common shares were formerly listed for trading on the TSX Venture Exchange under the symbol CIZ.H.  From October 2004 to June 2007, Mr. Baker was the Secretary and a director of Tapango Resources Ltd., a company also engaged in the business of mining exploration and located in Vancouver, British Columbia, Canada. Tapango’s common shares are currently listed for trading on the TSX Venture Exchange under the symbol TPA.H.

From September 2004 to June 2006, Mr. Baker was the Secretary and a director and secretary of Tapestry Ventures Ltd., a company engaged in the business of mining exploration and located in Vancouver, British Columbia, Canada. Tapestry Ventures’ common shares were formerly listed for trading on the TSX Venture Exchange under the symbol TPV.H.  From January 2004 to March 2006, Mr. Baker was the President, Principal Executive Officer, Principal Financial Officer and Treasurer of Sterling Gold Corporation, a Nevada corporation engaged in the business of mining exploration.  From June 2002 to October 2003, he acted as the President, Principal Executive Officer, Principal Financial Officer, Treasurer and director of TexEn Oil & Gas, Inc., and from November 1998 to June 2002, he was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Thomas Temkin - Chief Operating Officer, Director

 On January 19, 2015, Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors. Mr. Temkin is a Certified Professional Geologist and a Qualified Person under National Instrument (NI) 43101, with more than 38 years of experience in the mining industry, primarily in exploration in the Western United States. As senior project manager for several major mining companies, Mr. Temkin has been associated with several advanced gold exploration projects, some of which developed into significant mines. After receiving his Bachelor of Science degree in Economic Geology in 1976 from the Mackay School of Mines, Mr. Temkin began his career as an exploration Geologist. He is currently a consulting geologist working with LodeStar Gold, Inc. Mr. Temkin has been associated with LSG and the project for over 15 years and has been instrumental through its entire exploration program to date.

Daniel Capparelli - Vice President of Mine Development and Operations

On January 22, 2015, Dan Capparelli was appointed as Vice President of Mine Development and Operations.  Mr. Capparelli has been associated with the mining industry for over 21 years, primarily in the Western United States. He has been associated with several successful gold projects as Project Superintendent & Operations Manager. Mr. Capparelli began his career as a narrow vein underground miner in 1994, in the Silver Valley Mining District, Idaho, and progressed through the mining industry. He has held management and superintendent positons with American Mining & Tunneling, Lake Mountain Mining, Redpath and other mining companies with “hands-on” leadership roles ensuring the successful completion of several projects. The Nevada Mining Association not only awarded him the “Safety Award,” but also awarded him the “Superintendent of the Year” in 2008.

Except as described above, none of our officers and directors has been a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, during the past five years.

Corporate Governance

Our business and affairs are managed under the direction of our Board of Directors which currently consists of Mr. Walmesley, Mr. Baker and Mr. Temkin.

Term of Office

Our directors are elected to serve until our next annual meeting of stockholders and until their successors have been elected and qualified.  Our officers are appointed to serve until the meeting of our Board of Directors following the next annual meeting of our stockholders and until their successors have been elected and qualified.

Board Committees

Our audit committee consists of our Mr. Walmesley and Mr. Baker, neither of whom is independent.  This creates a potential conflict of interest.  Our audit committee’s role is to oversee all material aspects of our reporting, control and audit functions, except those specifically related to the responsibilities of any other standing committee of the Board of Directors.  This includes a particular focus on the qualitative aspects of financial reporting to shareholders and on our processes for the management of business/financial risk and for compliance with significant legal, ethical and regulatory requirements.  In addition, the committee is responsible for (1) the selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and (6) funding for our independent accountant and any outside advisors engagement by the audit committee.

We do not have a nominating or compensation committee.  We intend, however, to establish a compensation committee of our Board of Directors in the future.  We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

We have a disclosure committee and disclosure committee charter.  Our disclosure committee is comprised of all of our officers and directors.  The purpose of the committee is to provide assistance to our Chief Executive Officer and Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter was included as Exhibit 99.3 our annual report on Form 10-K filed with the SEC on April 7, 2009.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the code of ethics was included as Exhibit 14.1 to our annual report on Form 10-K filed with the SEC on April 7, 2009.

Significant Employees

Other than our officers and directors, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

•
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

•
being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

•	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Management Agreements

We do not yet have a formal management or consulting agreement in place with Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director.  Regardless, we expect Mr. Walmesley to allocate 100% of his working time to our business.  We also do not yet have a formal management or consulting agreement in place with Thomas Temkin, our Chief Operating Officer and director or Daniel Capparelli, our Vice President of Mine Development and Operations. Until a formal work program for the Property is in place, Mr. Temkin and Mr. Capparelli are being compensated by Lode Star Gold Inc. In addition, as a result of the Settlement Agreement we no longer have a consulting agreement in place with Robert Baker, our former sole officer and director and current Secretary and director.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively.  Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us, or written representations from the reporting persons as of the Closing Date, we believe that all Section 16(a) reports applicable to our directors, officers and 10% stockholders with respect to our fiscal year ended December 31, 2014 have been filed.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial, Treasurer and director, Robert Baker, our Secretary and director and former President, Chief Executive Officer, Chief Financial Officer and Treasurer, Thomas Temkin, our Chief Operating Officer and director, and Daniel Capparelli, our Vice President of Mine Development and Operations for all services rendered in all capacities to us during our fiscal years ended December 31, 2014 and 2013.  We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.  Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended December 31	Salary ($)		Total ($)
Mark Walmesley, President (1)	2014	-		-
	2013	-		-
Robert Baker, former President (2)	2014	60,653	(3)	60,653
	2013	110,581	(3)	110,581
Thomas Temkin (4)	2014	-		-
	2013	-		-
Daniel Capparelli (5)	2014	-		-
	2013	-		-

(1)
Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014.  Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

(2)
Robert Baker was appointed as our Secretary and director on December 9, 2004, acted as our Chief Financial Officer and Treasurer from May 31, 2007 until September 22, 2014, and acted as our President and Chief Executive Officer from May 31, 2007 until December 11, 2014.

(3)
Represents amounts paid to Woodburn Holdings Ltd., a corporation over which Mr. Baker has sole voting and investment power.

On December 5, 2014, we entered into the Settlement Agreement and thereby terminated the Consulting Agreement pursuant to which we previously paid compensation to Mr. Baker.

(4)	Thomas Temkin was appointed as our Chief Operating Officer and director on January 19, 2015.

(4)	Daniel Capparelli was appointed as our Vice President of Mine Development and Operations on January 22, 2015.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2014, we did not have any outstanding equity awards.

ITEM 11.	EXECUTIVE COMPENSATION (Continued)

Benefit Plans

We do not have any pensions plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees.  However, we may establish such plans in the future.

Director Compensation

We have not compensated any of our directors for their service on the Board of Directors.  Management directors are not compensated for their service as directors; however they may receive compensation for their services as our employees.  The compensation received by our former sole management director is shown in the “Summary Compensation Table” above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each of our officers and directors and (iii) our officers and directors as a group.  A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

Name and Address of Beneficial Owner	Number of	Percentage of
(Unless otherwise noted, the address is that of the Company)	Common Shares	Ownership (1)
Mark Walmesley (2)	2,650,000 (3)	5.7%

Robert Baker (4)	2,449,320 (5)	5.3%

All Officers and Directors as a Group	5,099,320	11.0%

Lode Star Gold Inc. (6) 13529 Skinner Road, Suite N Cypress, Texas, USA 77429	35,000,000	75.3%

1)	Based on 46,509,000 shares of our common stock issued and outstanding as of December 31, 2014.

2)
Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on December 11, 2014.  Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

3)
Includes 1,340,000 shares held by Lonnie Humphries, the sole shareholder of LSG, and the spouse of Mr. Walmesley, 200,000 shares in a trust controlled by Lonnie Humphries, and 1,110,000 shares held by Mr. Walmesley directly.

4)
Robert Baker was appointed as our Secretary and director on December 9, 2004, acted as our Chief Financial Officer and Treasurer from May 31, 2007 until September 22, 2014, and acted as our President and Chief Executive Officer from May 31, 2007 until December 11, 2014.

5)	These shares are held by Woodburn Holdings Ltd., a corporation over which Mr. Baker has sole voting and investment power.

6)	Lonnie Humphries, the spouse of Mr. Walmesley, has sole voting and investment power over the securities held by LSG.

Changes in Control

As a result of the Acquisition, LSG acquired 35,000,000 shares of our common stock, or approximately 75.3% of the total voting power of all of our outstanding voting securities.  LSG assumed control from the holders of our issued and outstanding common stock, and in particular, Robert Baker, who owned approximately 24.3% of our common stock prior to the Closing Date.

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 11, 2014, pursuant to the Subscription Agreement, we issued 35,000,000 shares of our common stock to LSG.  Upon the closing of the Acquisition, LSG became our principal stockholder and Mark Walmesley, the Director of Operations and a director of LSG, was appointed as our President and Chief Executive Officer.

As of December 31, 2014, the following amounts were due to related parties:

•	To Robert Baker, our Secretary and director, and Woodburn Holdings Ltd., a company which he owns and controls: accounts payable of $15,300

•
To Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director: an unsecured loan with interest at 5% per annum; with no specific terms of repayment, in the amount of $34,160 plus accrued interest of $883

•	To Lode Star Gold Inc., our controlling shareholder: an unsecured, non-interest bearing loan of $100,000, with no specific terms of repayment

•	To Lonnie Humphries, the sole shareholder of Lode Star Gold Inc., our controlling shareholder: an unsecured, non-interest bearing loan of $4,310, with no specific terms of repayment

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that none of our directors meet this definition of independence due to the fact that they are also our executive officers.

We currently have a separately designated audit committee but do not have a separately designated nominating or compensation committee.

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

2014	$18,750	Morgan & Company LLP
2013	$18,447	Morgan & Company LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0	Morgan & Company LLP
2013	$0	Morgan & Company LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	Morgan & Company LLP
2013	$0	Morgan & Company LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	Morgan & Company LLP
2013	$0	Morgan & Company LLP

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	8-K	2/21/12	10.1
10.5	Mineral Option Agreement with Lode Star Gold Inc.	8-K	10/09/14	10.1
10.6	Settlement Agreement with Woodburn Holdings Ltd. and Robert Baker	8-K	12/16/14	10.2
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				x
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3
101.INS	XBRL Instance Document	10-K	4/14/14	101.INS
101.SCH	XBRL Taxonomy Extension Schema	10-K	4/14/14	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	4/14/14	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	4/14/14	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	4/14/14	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	4/14/14	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March, 2015

INTERNATIONAL GOLD CORP.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 23, 2015
Mark Walmesley