Form 10-Q
period 2015-03-31
International Gold Corp.
filed 2015-05-15
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,658,000 as of May 10, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERNATIONAL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
 (Unaudited)
 (Stated in U.S. Dollars)

INTERNATIONAL GOLD CORP.

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2015	2014
	(Unaudited)
ASSETS

Current
Cash	$13,242	$5,372
Prepaid fees	697	-
	13,939	5,372

Mineral Property Interest	230,180	230,180
	$244,119	$235,552

LIABILITIES

Current
Accounts payable and accrued liabilities	$21,443	$38,397
Loans payable	289,013	275,178
	310,456	313,575
Contractual Obligations, Commitments And Subsequent Events (Note 7)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
46,509,000 common shares at March 31, 2015 and December 31, 2014	465	465

Additional Paid-In Capital	922,215	922,215
Shares To Be Issued	53,213	-
Accumulated Deficit	(1,042,230)	(1,000,703)
	(66,337)	(78,023)
	$244,119	$235,552

The accompanying condensed notes are an integral part of these interim financial statements.

Approved on behalf of the Board of Directors

/s/ Mark Walmesley	/s/ Thomas Temkin
Director	Director

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2015	2014

Revenue	$-	$-

Operating Expenses
Consulting services	423	25,917
Corporate support services	1,285	-
Interest, bank and finance charges	4,188	2,353
Office, foreign exchange and sundry	10,297	(2,468)
Professional fees	20,352	2,742
Transfer and filing fees	4,982	2,114
	41,527	30,658

Net Loss For The Period	$(41,527)	$(30,658)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	46,509,000	11,509,000

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2015	2014

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(41,527)	$(30,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	(22,730)	2,035
Net changes in non-cash operating working capital items
(Increase) in prepaid expenses	(697)	-
(Decrease) increase in accounts payable and accrued liabilities	(16,954)	11,459
	(81,908)	(17,164)
Financing Activities
Loan advances	89,778	17,095

Net Increase (Decrease) In Cash	7,870	(69)

Cash, Beginning Of Period	5,372	21

Cash (Checks issued in excess of funds on deposit), End Of Period	$13,242	$(48)

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Shares to be issued for debt settlements	$53,213	$-

The accompanying condensed notes are an integral part of these interim financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization and Nature of Operations

International Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.  The Company was originally formed for the purpose of acquiring exploration stage, natural resource properties. The Company acquired a mineral property interest from Lode Star Gold Inc., a private Nevada corporation (“LSG”) on December 11, 2014 (Note 3) in consideration for the issuance of 35,000,000 common shares of the Company. As a result of this transaction, control of the Company was acquired by LSG.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $1,042,230 for the period from December 9, 2004 (inception) to March 31, 2015, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2014.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2014, has been omitted.  The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results for the entire year ending December 31, 2015.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Basic and Diluted Earnings (Loss) Per Share

The Company reports basic earnings or loss per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings or loss per share is calculated based on the weighted average number of common stock outstanding during the period. In periods with net income, the diluted per share amounts would include the dilutive effect of any common stock equivalents such as outstanding warrants or stock options. In periods with net losses, basic and diluted loss per share are the same, as including the effect of any common stock equivalents would be anti-dilutive. The Company has no stock option plan, warrants or other dilutive securities.

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

The Company has implemented all applicable new accounting pronouncements that are in effect. Those pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

In addition, the Option Agreement provides that the Company will act as the operator on the Property and that a management committee will be formed, comprised of representatives from the Company and LSG, with voting based on each party’s proportionate interest, to supervise exploration of the Property and approve work programs and budgets. To March 31, 2015, no work programs had been approved.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(Stated in U.S. Dollars)

4.	CAPITAL STOCK

During the quarter ended March 31, 2015, the Company did not receive any cash subscriptions for shares of its common stock.

On January 9, 2015, agreements were reached in connection with the loans of $24,696 (CAD $28,650) and $1,767 (CAD $2,050) whereby the loan amounts were to be converted to Company shares at a price of CAD $0.05, to result in the issuance of 573,000 and 41,000 common shares respectively. Those shares were issued on April 6, 2015 and are included in Shares To Be Issued on the Balance Sheet.

On March 19, 2015, an agreement was reached to modify the terms of a loan such that $26,750 of accrued interest together with a premium was to be converted to Company shares at a price of $0.05 per share, to result in the issuance of 535,000 common shares. Those shares were issued on April 6, 2015 and are included in Shares To Be Issued on the Balance Sheet.

During the year ended December 31, 2014, the Company received no cash subscriptions for shares of its common stock, however, on December 11, 2014, the Company issued 35,000,000 shares, valued at $230,180, in exchange for a mineral property interest as described in Note 3.

The Company has no stock option plan, warrants or other dilutive securities.

5.	LOANS PAYABLE

At March 31, 2015, the Company had the following loans payable:

i)	$1,000: unsecured; interest at 15% per annum; originally due on April 20, 2012.
•	On March 19, 2015, $4,000 was paid by the Company in partial settlement of the December 31, 2014 principal balance of $5,000.
ii)	$75,000: unsecured; interest at 10% per annum from January 10, 2015.
•
One-half of the outstanding principal, or $37,500, and any accrued interest shall become due and payable on written demand in full on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;

•	The balance of the outstanding principal, or $37,500, and any accrued interest shall become due and payable on written demand in full on January 9, 2016; and
•	The Company shall have the right to repay all or any part of the Principal and any accrued interest to the Lender at any time and from time to time, without any premium.
iii)	$36,556: unsecured; interest at 5% per annum; with no specific terms of repayment.
iv)	$165,000: unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment.
v)	$3,943: unsecured; non-interest bearing; with no specific terms of repayment.

At December 31, 2014, the Company had the following loans payable:

i)	$5,000: unsecured; interest at 15% per annum; originally due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; originally due on August 2, 2011.
iii)	$34,160: unsecured; interest at 5% per annum; with no specific terms of repayment.
iv)	$24,696: unsecured; non-interest bearing; with no specific terms of repayment (converted on January 9, 2015 to shares that were issued on April 6, 2015).
v)	$100,000: unsecured; non-interest bearing; with no specific terms of repayment.
vi)	$1,767: unsecured; non-interest bearing; with no specific terms of repayment (converted on January 9, 2015 to shares that were issued on April 6, 2015).
vii)	$4,310: unsecured; non-interest bearing; with no specific terms of repayment.

As of March 31, 2015, interest totaling $7,514 (December 31, 2014 - $30,244) was accrued on the loan amounts.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Related Party Amounts Due

At March 31, 2015, $4,264 (December 31, 2014 - $15,300) included in accounts payable was due to a company controlled by a former director and president of the Company.

At March 31, 2015, the following loan amounts and accrued interest were due to related parties:
i)	$37,785 (December 31, 2014 - $35,043) including $1,229 (December 31, 2014 - $883) in accrued interest, to the current president of the Company.
ii)	$166,646 (December 31, 2014 - $100,000) including $1,646 (December 31, 2014 - $Nil) in accrued interest, to the majority shareholder of the Company.
iii)	$3,942 (December 31, 2014 - $4,310) to the controlling shareholder of the majority shareholder of the Company.

b)	Consulting Services

During the three months ended March 31, 2015, the Company incurred $Nil (2014 - $25,917) in consulting fees to a former Director and President of the Company. See Note 7.

7.	CONTRACTUAL OBLIGATIONS, COMMITMENTS AND SUBSEQUENT EVENTS

See Note 3 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

See Note 4 for details regarding common shares of the Company which were issued on April 6, 2015.

On February 21, 2012, the Company entered into a consulting agreement whereby the former sole director and officer of the Company was to provide services as the Company’s CEO, COO, CFO and Corporate Secretary.
•	The agreement was amended effective July 1, 2012 such that the compensation became monthly installments of $9,000 CAD plus applicable taxes, with a new 48 month term.
•	The consulting agreement, which would otherwise have extended to June 2016, was terminated with immediate effect in accordance with a settlement agreement dated December 5, 2014.
•	Under the terms of that settlement agreement, the Company agreed to pay an aggregate of $34,000 CAD.
•	Of that amount, $5,250 CAD ($4,140 USD) was outstanding and included in accounts payable at March 31, 2015.

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

The Property is located in west-central Nevada, in the Goldfield Mining District at Latitude 37° 42’, and Longitude 117° 14’.  The claims comprising the Property are located in surveyed sections 35 and 36, Township 2 South, Range 42 East, and in sections 1, 2, 11, and 12, Township 3 South, Range 42 East, in Esmeralda County, Nevada.  The Property is accessible by traveling approximately one-half mile northeast of the community of Goldfield, along a county-maintained road that originates at U.S. Highway 95, which runs through “downtown” Goldfield.  The town of Goldfield, which is the Esmeralda county seat (population 300), is approximately 200 air miles south of Reno and 180 air miles north of Las Vegas.

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

The Option Agreement provides that we will act as the operator on the Property and that a management committee will be formed, comprised of representatives from us and LSG, with voting based on each party’s proportionate interest, to supervise exploration of the Property and approve work programs and budgets.  As the operator, we are also obliged to perform a number of functions, including the following:

▪	Consider, develop and submit work programs to the management committee for consideration and approval, and to implement work programs when approved;

▪	Carry out operations in a prudent and workmanlike manner and in accordance with all applicable laws and regulations, and all agreements, permits and licenses relating to the Property and LSG;

▪	Pay and discharge all wages and accounts for material and services and all other costs and expenses that may be incurred by us in connection with our operations on the property;

▪	Maintain and keep in force and, upon request by LSG provide reasonable documentary verification of, levels of insurance as are reasonable in respect of our activities in connection with the Property;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

▪	Maintain true and correct books, accounts and records of expenditures; and

▪	Deliver to the management committee quarterly and annual progress reports.

To the issuance date of this report, no work programs have been approved.

Personnel

We have no employees. Our president and CEO, Mark Walmesley, receives no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

Robert Baker, our Corporate Secretary and Director, resigned from his positions with us effective April 17, 2015. Mr. Baker was previously our President and CEO.

On January 19, 2015, Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors. Mr. Temkin is a Certified Professional Geologist and a Qualified Person under National Instrument (NI) 43101, with more than 38 years of experience in the mining industry, primarily in exploration in the Western United States. He is currently a consulting geologist working with LSG. Mr. Temkin has been associated with LSG and the Property for over 15 years and has been instrumental through its entire exploration program to date.

On January 22, 2015, Daniel Capparelli was appointed as Vice President of Mine Development and Operations.  Mr. Capparelli has been associated with the mining industry for over 21 years, primarily in the Western United States. He has been associated with several successful gold projects as Project Superintendent & Operations Manager

On April 22, 2015, Pam Walters was appointed as our Corporate Secretary to replace Robert Baker. Ms. Walters has been associated with the mining industry for over 25 years and has managed the corporate finance and business operations of LSG and its owners.

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

Plan of Operations

Over the next 12 months, we plan to complete the first phase of a proposed two phase program involving preliminary work, as follows:

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

If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options, although we cannot provide any assurance that any such options will be available to us or on terms reasonably acceptable to us.  Further, if we are unable to secure any additional financing then we plan to reduce the amount that we spend on our operations, including our management-related consulting fees and other general expenses, so as not to exceed the capital resources available to us.  Regardless, our current cash reserves and working capital may not be sufficient to enable us to sustain our business for the next 12 months, even if we do decide to scale back our operations

Going Concern

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

Results of Operations

To March 31, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2015 which are included with this Report.

	Three Months Ended March 31		Change
	2014	2013	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$41,527	$30,658	$10,869	35%
Net (Loss) Income	$(41,527)	$(30,658)	$(10,869)	35%

 Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $41,527 for the three month period ended March 31, 2015 and have an accumulated deficit of $1,042,230. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Expenses – Three months ended March 31, 2015 and 2014

Notable period over period differences are as follows:

	Three Months Ended March 31		Change
	2015	2014	Amount	Percentage
Consulting services	$423	$25,917	$(25,494)	(98%)
Corporate support services	$1,285	$-	$1,285	-
Interest, bank and finance charges	$4,188	$2,353	$1,835	78%
Office, foreign exchange and sundry	$10,297	$(2,468)	$12,765	517%
Professional fees	$20,352	$2,742	$17,610	642%
Transfer and filing fees	$4,982	$2,114	$2,868	137%

▪	Consulting services decreased as a result of the cancellation in December, 2014 of a contract in with our former president.
▪	Corporate support services were received in Q1 2015 on a limited basis, whereas in Q1 2014, the agreement to supply those services had been suspended.
▪	Interest, bank and finance charges increased primarily due to interest of approximately $2,000 being charged from January 1, 2015 on the loan totaling $165,000 from LSG.
▪
Office, foreign exchange and sundry was higher in 2015 primarily due to increases in the following items as a result of the new mineral property interest: Promotion – approximately $3,000; Licenses and permits – approximately $2,000; and IT – approximately $7,000.

▪
Professional fees were higher in 2015 primarily due to increases in the following items: audit and accounting services – approximately $15,000, due to year over year differences in the timing of billings, and legal fees in Q1 2015 of approximately $3,000, related to filing our Super 8-K, with none in Q1 2014.

▪
Transfer and filing fees were higher in Q1 2015 mainly due to a filing fee in Q1 2015 of approximately $2,000 for our Annual Information Form required by Canadian securities regulations, with no equivalent in Q1 2014, together with increased Edgar filing costs of approximately $1,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at March 31, 2015 and December 31, 2014

Items with notable period-end differences are as follows:

	March 31	December 31	Change
	2015	2014	Amount	Percentage
Cash	$13,242	$5,372	$7,870	147%
Accounts payable and accrued liabilities	$21,443	$38,397	$(16,954)	(44%)
Loans payable	$289,013	$275,178	$13,835	5%
Shares to be issued	$53,213	$-	$53,123	-

▪	Cash increased during the period for the reasons outlined in the Cash Flows section below.
▪
Accounts payable and accrued liabilities decreased mainly due to payment of legal fees accrued at year end (approximately $6,000) and a portion of the settlement amount due to our former president (approximately $11,000).

▪
Loans payable increased due to the receipt in 2015 of loan amounts totalling approximately $67,000, together with an increase in accrued interest of approximately $4,000, offset by a loan repayment of $4,000 and settlements of loans and accrued interest for common shares to be issued of approximately $53,000.

▪	Shares to be issued increased as a result of agreements to settle certain loan amounts and accrued interest payable for shares, which were issued subsequent to the end of Q1 2015.

Liquidity and Capital Resources

As of March 31, 2015, our total assets were $244,119, and our total liabilities were $310,456.

Our working capital as at March 31, 2015 and December 31, 2014 and the changes between those dates are summarized as follows:

	March 31	December 31	Increase/(Decrease)
	2015	2014	Amount	Percentage
Current Assets	$13,939	5,372	$8,567	159%
Current Liabilities	310,456	313,575	(3,119)	(1%	)
Working Capital (Deficiency)	$(296,517)	(308,203)	$11.686	(4%)

The decrease in our working capital deficiency from December 31, 2014 to March 31, 2015 is explained by the changes outlined above for the following Balance Sheet items: Cash (an increase of approximately $8,000), Accounts payable and accrued liabilities (a decrease of approximately $17,000), and Loans payable (an increase of approximately $14,000).

Cash Flows
	Three Months Ended March 31		Change
	2014	2013	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(81,908)	(17,164)	$(64,744)	(377%	)
Financing Activities	89,778	17,095	72,683	425%

Net increase (decrease) in cash	7,870	(69)	7,939	(11,505%	)

Cash Used In Operating Activities
The period over period increase in cash used in operating activities of approximately $65,000 is due to the following:

•	Operating expenses were higher by approximately $11,000 (comprised of the differences explained above under Expenses) in Q1 2015 than in Q1, 2014;

•
The change in accrued interest payable had a net period over period difference of approximately $25,000, comprised of a decrease of approximately $23,000 in the current quarter, compared to an increase of approximately $2,000 in Q1, 2014;

•	Prepaid expenses increased approximately $1,000 in Q1, 2015 compared to no increase in the prior year period;

and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
The period over period difference in the change in accounts payable and accrued liabilities was approximately $28,000, comprised of a decrease of approximately $17,000 in Q1, 2015, compared to an increase of approximately $11,000 in Q1, 2014.

Cash Provided By Financing Activities

The increase in cash provided by financing activities was due to net loan advances in Q1, 2015 of approximately $63,000, plus approximately $27,000 of accrued interest converted to shares to be issued, compared to loan advances of approximately $17,000 in Q1, 2014.

As of the date of this quarterly report, we have yet to generate any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares or loans.

Our principal source of working capital has been in the form of loans and subscriptions for our common stock. For the foreseeable future, we will have to continue to rely on those sources for funding. We have no assurance that we can successfully engage in any further private sales of our securities or that we can obtain any additional loans.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.  Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31, 2015.

Shares for debt settlements

On January 9, 2015, agreements were reached in connection with the loans totaling $24,696 whereby the loan amounts were to be converted to a total of 614,000 of our common shares. Those shares were issued on April 6, 2015 and are included in Shares To Be Issued on the March 31, 2015 Balance Sheet. The lenders were not US persons.

On March 19, 2015, an agreement was reached to modify the terms of a loan such that $26,750 of accrued interest together with a premium was to be converted to 535,000 of our common shares. Those shares were issued on April 6, 2015 and are included in Shares To Be Issued on the March 31, 2015 Balance Sheet. The lender was not a US person.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2015.

INTERNATIONAL GOLD CORP.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	May 15, 2015
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	May 15, 2015
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase