Form 10-Q
period 2015-06-30
Lode-Star Mining Inc.
filed 2015-08-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.
(formerly International Gold Corp.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,658,000 as of August 14, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
 (Unaudited)
 (Stated in U.S. Dollars)

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2015	2014
	(Unaudited)
ASSETS

Current
Cash	$-	$5,372

Mineral Property Interest	230,180	230,180
	$230,180	$235,552

LIABILITIES

Current
Excess of checks issued over funds on deposit	$473	$-
Accounts payable and accrued liabilities	8,451	38,397
Loans payable	343,760	275,178
	352,684	313,575
Contractual Obligations, Commitments And Subsequent Events (Note 7)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
47,658,000 common shares at June 30, 2015 and 46,509,000 common shares at December 31, 2014	477	465

Additional Paid-In Capital	975,416	922,215
Accumulated Deficit	(1,098,397)	(1,000,703)
	(122,504)	(78,023)

	$230,180	$235,552

The accompanying condensed notes are an integral part of these interim financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Expenses
Consulting services	12,832	25,885	13,255	51,801
Corporate support services	1,265	-	2,550	-
Interest, bank and finance charges	4,882	2,364	9,070	4,717
Office, foreign exchange and sundry	(4,236)	2,508	6,061	40
Professional fees	19,357	19,289	39,709	22,031
Transfer and filing fees	22,067	5,103	27,049	7,217
	56,167	55,149	97,694	85,806

Net Loss For The Period	$(56,167)	$(55,149)	$(97,694)	$(85,806)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	47,582,242	11,509,000	47,048,586	11,509,000

The accompanying condensed notes are an integral part of these interim financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	SIX MONTHS ENDED
	JUNE 30
	2015	2014

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(97,694)	$(85,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest payable	(17,981)	4,091

Net changes in non-cash operating working capital items:
(Decrease) Increase in accounts payable and accrued liabilities	(29,946)	49,804
	(145,621)	(31,911)
Financing Activities
Loan advances	139,776	31,917

Net (Decrease) Increase In Cash	(5,845)	6

Cash, Beginning Of Period	5,372	21

(Excess of checks issued over funds on deposit) Cash, End Of Period	$(473)	$27

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Shares issued for debt settlement	$53,213	$-

The accompanying condensed notes are an integral part of these interim financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED June 30, 2015 AND 2014
 (Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Lode-Star Mining Inc. (formerly International Gold Corp.) (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Vancouver, British Columbia, Canada.  The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company acquired a mineral property interest from Lode Star Gold Inc., a private Nevada corporation (“LSG”) on December 11, 2014 (See Note 3) in consideration for the issuance of 35,000,000 common shares of the Company. As a result of this transaction, control of the Company was acquired by LSG.

On May 12, 2015, International Gold Corp. completed a merger with its wholly owned subsidiary, Lode-Star Mining Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State (the “Name Change”).  The subsidiary was incorporated entirely for the purpose of effecting the Name Change and the merger did not affect the Company’s corporate structure in any other way.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $1,098,397 for the period from December 9, 2004 (inception) to June 30, 2015, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2014.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2014, has been omitted.  The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of results for the entire year ending December 31, 2015.

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED June 30, 2015 AND 2014
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

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTEREST (Continued)

In addition, the Option Agreement provides that the Company will act as the operator on the Property and that a management committee will be formed, comprised of representatives from the Company and LSG, with voting based on each party’s proportionate interest, to supervise exploration of the Property and approve work programs and budgets. To June 30, 2015, no work programs had been approved.

4.	CAPITAL STOCK

During the six months ended June 30, 2015, the Company received no cash subscriptions for shares of its common stock.

On January 9, 2015, agreements were reached in connection with the loans of $24,696 (CAD $28,650) and $1,767 (CAD $2,050) whereby the loan amounts were to be converted to Company shares at a price of CAD $0.05, to result in the issuance of 573,000 and 41,000 common shares respectively. Those shares were issued on April 6, 2015.

On March 19, 2015, an agreement was reached to modify the terms of a loan such that $26,750 of accrued interest together with a premium was to be converted to Company shares at a price of $0.05 per share, to result in the issuance of 535,000 common shares. Those shares were issued on April 6, 2015.

During the year ended December 31, 2014, the Company received no cash subscriptions for shares of its common stock, however, on December 11, 2014, the Company issued 35,000,000 shares, valued at $230,180, in exchange for a mineral property interest as described in Note 3.

The Company has no stock option plan, warrants or other dilutive securities.

5.	LOANS PAYABLE

At June 30, 2015, the Company had the following loans payable:

i)	$1,000: unsecured; interest at 15% per annum; originally due on April 20, 2012.
•	On March 19, 2015, $4,000 was paid by the Company in partial settlement of the December 31, 2014 principal balance of $5,000.
ii)	$75,000: unsecured; interest at 10% per annum from January 10, 2015.
•
One-half of the outstanding principal, or $37,500, and any accrued interest shall become due and payable on written demand  in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;

•	The balance of the outstanding principal, or $37,500, and any accrued interest shall become due and payable on written demand in full on January 9, 2016; and
•	The Company shall have the right to repay all or any part of the Principal and any accrued interest to the Lender at any time and from time to time, without any premium.
iii)	$41,611: unsecured; interest at 5% per annum; with no specific terms of repayment.
iv)	$200,000: unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment.
v)	$9,877: unsecured; interest at 5% per annum; with no specific terms of repayment.
vi)	$4,008: unsecured; non-interest bearing; with no specific terms of repayment.

At December 31, 2014, the Company had the following loans payable:

i)	$5,000: unsecured; interest at 15% per annum; originally due on April 20, 2012.
ii)	$75,000: unsecured; interest at 10% per annum; originally due on August 2, 2011.
iii)	$34,160: unsecured; interest at 5% per annum; with no specific terms of repayment.
iv)	$24,696: unsecured; non-interest bearing; with no specific terms of repayment (converted on January 9, 2015 to shares that were issued on April 6, 2015).
v)	$100,000: unsecured; non-interest bearing; with no specific terms of repayment.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE (Continued)

vi)	$1,767: unsecured; non-interest bearing; with no specific terms of repayment (converted on January 9, 2015 to shares that were issued on April 6, 2015).
vii)	$4,310: unsecured; non-interest bearing; with no specific terms of repayment.

As of June 30, 2015, interest totaling $12,263 (December 31, 2014 - $30,244) was accrued on the above loan amounts.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)	Related Party Amounts Due

At June 30, 2015, $Nil (December 31, 2014 - $15,300) included in accounts payable was due to a company controlled by a former director and president of the Company.

At June 30, 2015, the following loan amounts and accrued interest were due to related parties:
i)	$43,349 (December 31, 2014 - $35,043) including $1,739 (December 31, 2014 - $883) in accrued interest, to the current president of the Company.
ii)	$213,854 (December 31, 2014 - $100,000) including $3,977 (December 31, 2014 - $Nil) in accrued interest, to the majority shareholder of the Company.
iii)	$4,009 (December 31, 2014 - $4,310) to the controlling shareholder of the majority shareholder of the Company.

b)	Consulting Services

During the six months ended June 30, 2015, the Company incurred $Nil (2014 - $51,801) in consulting fees to a former director and president of the Company. See Note 7.

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
•	Under the terms of that settlement agreement, the Company paid an aggregate of $34,000 CAD.
•	Of that amount, $Nil was outstanding and included in accounts payable at June 30, 2015 (December 31, 2014: $17,500 CAD ($15,300 USD)).

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

On October 4, 2014, we entered into a definitive mineral option agreement (the "Option Agreement") with which superseded the LSG LOI. Pursuant to the Option Agreement, we were to issue LSG 35,000,000 shares of our common stock in exchange for a 20% undivided interest in the Property (the “Acquisition”). In order to earn an additional 60% undivided interest in the Property (for a total of 80%), we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter returns ("NSR") royalty, each beginning on the closing date of a subscription agreement for the shares (the “Closing Date”). Until such time as ITGC has earned the additional 60% interest, the NSR royalty will be split as to 79.2% to LSG, 19.8% to us and 1% to the former Property owner.

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

To the issuance date of this report, no work programs have been approved and LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved in the third quarter of this year.

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

On January 22, 2015, Daniel Capparelli was appointed as Vice President of Mine Development and Operations. We elected not to renew Mr. Capparelli's employment contract upon its expiration on July 11, 2015 due to our immediate need to prioritize our permitting process rather than mine development and operations. See our Plan of Operations below.

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

LSG is an exploration stage company and has not generated any revenues since its inception.  The Property represents its only material asset. LSG acquired the leases to the Property in 1997 and became the registered and beneficial owner of the Property on September 19, 2009.  Since the earlier of those dates, it has conducted contract exploration work on the Property resulting in the identification of several high grade gold zones. This gold mineralization has not been determined to be resource NI 43-101 compliant.

Plan of Operations

Our primary focus now is on the mine permitting process. We are in discussions with specialized consultants to assist us in executing that permitting process. The time table for completing the process has now been estimated at 12 to 18 months, which is longer than initially expected.

Although the present conditions for raising capital remain challenging, we plan, over the next 12 months, to diligently execute the permitting process, as it is required to be near its completion before we engage to complete the first phase of a proposed two phase program.

Preliminary Work
We expect to begin preparing and filing all necessary permitting applications at an approximate cost of $250,000 in order to obtain all necessary regulatory compliance to initiate Phase I. The preliminary scope of work of $100,000 is expected to complete our hoist retro-fitting and the rehab work of LSG’s existing underground workings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Phase 1 – The Church Zone & Stope Zone

The purpose of this phase is to define a mineral resource estimate in compliance with National Instrument 43-101 of the Canadian Securities Administrators.  We intend to complete work addressing both surface and underground targets in two separate areas: the Church Zone and the Stope Zone.  In this Phase, we expect to perform 15,000 feet of combined RC and core surface drilling on the Church Zone at an estimated cost of $500,000, plus 2,250 feet of underground drilling at an anticipated cost of US$225,000 in order to extend the known high-grade gold zones.

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

We anticipate that we will require a minimum of $1,916,000 to pursue our plan of operations over the next 12 months, as follows:

Description	Amount ($)
Permitting application expenses	250,000
Laboratory work	60,000
Underground access and workings retrofitting (Preliminary Work)	100,000
Completion of surface and underground drilling (Church Zone)	725,000
Preparation of feasibility study (Church Zone)	50,000
Follow-up surface and underground drilling (Stope Zone)	150,000
Mine site security	60,000
Management fees	120,000
Consulting fees	198,000
Marketing and investor relations expenses	60,000
Professional fees	60,000
Rent, travel and lodging expenses	60,000
Transfer and filing fees	13,000
Website development expenses	10,000
Total	1,916,000

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

If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options, although we cannot provide any assurance that any such options will be available to us or on terms reasonably acceptable to us.  Further, if we are unable to secure any additional financing then we plan to reduce the amount that we spend on our operations, including our management-related consulting fees and other general expenses, so as not to exceed the capital resources available to us.  Regardless, our current cash reserves and working capital will not be sufficient for us to sustain our business for the next 12 months, even if we decide to scale back our operations.

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

Results of Operations

To June 30, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2015 which are included with this Report.

	Three Months Ended June 30		Change
	2015	2014	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$56,167	$55,149	$1,018	2%
Net (Loss) Income	$(56,167)	$(55,149)	$(1,018)	2%

	Six Months Ended June 30		Change
	2015	2014	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$97,694	$85,806	$11,888	14%
Net (Loss) Income	$(97,694)	$(85,806)	$(11,888)	14%

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $56,167 for the three month period ended June 30, 2015 and have an accumulated deficit of $1,098,397. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Expenses – Three months ended June 30, 2015 and 2014

Notable period over period differences are as follows:

	Three Months Ended June 30		Change
	2015	2014	Amount	Percentage
Consulting services	$12,832	$25,885	$(13,053)	(50%)
Corporate support services	$1,265	$-	$1,265	-
Interest, bank and finance charges	$4,882	$2,364	$2,518	109%
Office, foreign exchange and sundry	$(4,236)	$2,508	$(6,744)	(269%)
Transfer and filing fees	$22,067	$5,103	$16,964	332%

▪
Consulting services decreased approximately 50% in Q2 2015 compared to Q2 2014 due to the termination in December, 2014 of a contract for the services of our previous President. Consulting services in the current quarter are for business development services from an unrelated party.

▪	Corporate support services in the current quarter are primarily related to regulatory compliance assistance. No such services were incurred in Q2, 2014.
▪
Interest, bank and finance charges were higher in Q2 of 2015 primarily due to the increase in loans payable from approximately $131,000 at the end of Q1, 2014 to approximately $289,000 at the end of Q1, 2015 and the attendant higher level of  interest accrued in Q2, 2015.

▪
Office, foreign exchange and sundry were lower in Q2 2015 primarily due to a reallocation in that quarter of approximately $7,000 related to business development services, originally included in Q1 2015 in Office, to Consulting.

▪	Transfer and filing fees increased primarily due to new costs in the current quarter for OTC Markets ($10,000) and the Depository Trust Company (DTC) ($8,000).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at June 30, 2015 and December 31, 2014

Items with notable period-end differences are as follows:

	June 30	December 31	Change
	2015	2014	Amount	Percentage
Cash (Excess of checks issued over funds on deposit)	$(473)	$5,372	$(5,845)	(109%)
Accounts payable and accrued liabilities	$8,451	$38,397	$(29,946)	(78%)
Loans payable	$343,760	$275,178	$68,582	25%
Additional paid-in capital	$975,416	$922,215	$53,201	6%

▪
Cash decreased as the amount provided through financing activities (loans) was less than the amount used in operating activities. The net result was a small excess of cheques issued over funds on deposit.

▪
Accounts payable and accrued liabilities decreased mainly due to payment of amounts outstanding at December 31, 2014 for legal(approximately $6,000), accounting services (approximately $3,000), transfer and filing fees (approximately $2,000), a balance due in connection with the settlement of the contract with our former president (approximately $15,000), and a reallocation to loans payable of approximately $2,000 of operating costs paid directly by our president.

▪
Loans payable increased due to the receipt in 2015 of loans of approximately $117,000, together with an increase in accrued interest of approximately $9,000, offset by an exchange of accrued interest (approximately $27,000) and loan amounts (approximately $26,000) for shares, and a loan payback of $4,000.

▪	Additional paid-in capital increased due to the amount of debts settled being approximately $53,000 higher than the par value of the shares issued in those settlements during the quarter.

Liquidity and Capital Resources

As of June 30, 2015, our total assets were $230,180 (December 31, 2014: $235,552), comprised of our mineral property interest (plus cash at December 31, 2014 of $5,372), while our total liabilities were $352,684 (December 31, 2014: $313,575), comprised of accounts payable and accrued liabilities, loans payable, and a $473 excess of cheques issued over funds on deposit at June 30, 2015.

Our working capital deficiency as at June 30, 2015 and December 31, 2014 and the changes between those dates are summarized as follows:

	June 30	December 31	Increase/(Decrease)
	2015	2014	Amount	Percentage
Current Assets	$-	5,372	$(5,372)	(100%)
Current Liabilities	352,684	313,575	39,109	12%
Working Capital (Deficiency)	$(352,684)	(308,203)	$(44,481)	14%

The increase in our working capital deficiency from December 31, 2014 to June 30, 2015 is due to the net decrease in cash of approximately $6,000, together with the increase in loans payable of approximately $69,000, offset by the decrease in accounts payable of approximately $30,000, as shown above for Balance Sheet items.

Cash Flows
	Six Months Ended June 30		Change
	2015	2014	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(145,621)	$(31,911)	$(113,710)	(356%)
Financing Activities	139,776	31,917	107,859	338%

Net increase (decrease) in cash	$(5,845)	6	$(5,851)	(97,517%)

Cash Used In Operating Activities
The increase in cash used in operating activities of approximately $114,000 is due to the following:
▪	Operating expenses were higher by approximately $12,000 in the current six month period than in the equivalent period last year. See the discussion above regarding expenses;
▪
Accrued interest payable was lower by approximately $22,000 due to the exchange of accrued interest for shares of approximately $27,000, offsetting interest accrued in the current period of approximately $9,000;

▪
Accounts payable decreased approximately $30,000 in the current six month period compared to an increase of approximately $50,000 in the same period last year, for a net year over year difference of approximately $80,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Provided By Financing Activities
The increase of approximately $108,000 in cash provided by financing activities was due to:
▪	loan advances in the first six months of 2015 of approximately $140,000, compared to approximately $32,000 in the same period in 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.  Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS, in our report filed on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended June, 2015 or subsequently, to the date of this report.

We issued shares on April 6, 2015 in connection with debt settlements as follows:

▪	614,000 common shares in exchange for loans totaling $24,696. The lenders were not US persons.

▪	535,000 common shares in exchange for loan interest and a premium totaling $26,750. The lender was not a US person.

Other than those shares issued for debt settlements, or as disclosed in previous reports on Forms 10-Q, 10-K or 8-K, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2015

LODE-STAR MINING INC.

BY:	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	August 14, 2015
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	August 14, 2015
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase