Form 10-Q
period 2015-09-30
Lode-Star Mining Inc.
filed 2015-11-13
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.
(formerly International Gold Corp.)

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

13529 Skinner Road, Suite N
Cypress, TX 77429-1775

 (Address of principal executive offices, including zip code.)

(832) 371-6531

 (Telephone number, including area code)

666 Burrard Street, Suite 600
Vancouver, British Columbia
Canada V6E 4M3

(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,658,000 as of November 6, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
 (Unaudited)
 (Stated in U.S. Dollars)

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2015	2014
	(Unaudited)
ASSETS

Current
Cash	$11,000	$5,372
Prepaid fees	2,285	-
	13,285	5,372
Mineral Property Interest	230,180	230,180
	$243,465	$235,552

LIABILITIES

Current
Accounts payable and accrued liabilities	$546	$38,397
Loans payable	388,965	275,178
	389,511	313,575
Contractual Obligations, Commitments And Subsequent Events (Note 7)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share

Issued:
47,658,000 common shares at September 30, 2015 and 46,509,000 common shares at December 31, 2014	477	465

Additional Paid-In Capital	975,416	922,215
Accumulated Deficit	(1,121,939)	(1,000,703)
	(146,046)	(78,023)

	$243,465	$235,552

The accompanying condensed notes are an integral part of these interim financial statements.

Approved on behalf of the Board of Directors

/s/ Mark Walmesley	/s/ Thomas Temkin
Director	Director

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Expenses
Consulting services	6,102	9,789	19,356	61,590
Corporate support services	1,140	-	3,691	-
Interest, bank and finance charges	5,544	3,252	14,613	7,970
Office, foreign exchange and sundry	(2,306)	(2,763)	3,756	(2,723)
Professional fees	10,592	16,769	50,301	38,800
Transfer and filing fees	2,470	3,064	29,519	10,280
	23,542	30,111	121,236	115,917

Loss from operations	(23,542)	(30,111)	(121,236)	(115,917)

Other income	-	19,599	-	19,599

Net Loss For The Period	$(23,542)	$(10,512)	$(121,236)	$(96,318)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	47,658,000	11,509,000	47,253,956	11,509,000

The accompanying condensed notes are an integral part of these interim financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2015	2014

Cash Provided By (Used In):

Operating Activities
Net loss for the period	$(121,236)	$(96,318)
Adjustments to reconcile net loss to net cash used in operating activities:
(Decrease) increase in accrued interest payable	(12,648)	6,171
Net changes in non-cash operating working capital items:
Increase in prepaid fees and advances	(2,285)	(8,300)
(Decrease) increase in accounts payable and accrued liabilities	(37,851)	29,990

	(174,020)	(68,457)
Financing Activities
Loan advances	179,648	84,628

Net Increase In Cash	5,628	16,171

Cash, Beginning Of Period	5,372	21

Cash, End Of Period	$11,000	$16,192

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Shares issued for debt settlement	$53,213	$21,750

The accompanying condensed notes are an integral part of these interim financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $1,121,939 for the period from December 9, 2004 (inception) to September 30, 2015, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2014.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2014, has been omitted.  The results of operations for the nine month period ended September 30, 2015 are not necessarily indicative of results for the entire year ending December 31, 2015.

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

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
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

b)
Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
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

If the Company fails to make any cash payments to LSG within one year of the Closing Date, it is required to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the payment of the entire $5 million described above, it must make quarterly cash payments to LSG of $25,000 until such time as the Company has earned the additional 60% interest in the Property. Effective December 10, 2015, at the request of the Company’s management, LSG granted the Company a six month deferment of the payment to June 11, 2016, while permitting for operations on the Property is being completed.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(Stated in U.S. Dollars)

3.
MINERAL PROPERTY INTEREST (Continued)

In addition, the Option Agreement provides that the Company will act as the operator on the Property and that a management committee will be formed, comprised of representatives from the Company and LSG, with voting based on each party’s proportionate interest, to supervise exploration of the Property and approve work programs and budgets. To September 30, 2015, no work programs had been approved.

4.
CAPITAL STOCK

During the nine months ended September, 2015, the Company had no cash subscriptions for shares of its common stock.

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

The Company has no stock option plan, warrants or other dilutive securities.

5.	LOANS PAYABLE At September 30, 2015, the Company had the following loans payable:

i)	$1,000 (December 31, 2014 - $5,000): unsecured; interest at 15% per annum; originally due on April 20, 2012.
•	On March 19, 2015, $4,000 was paid by the Company in partial settlement of the December 31, 2014 principal balance.
ii)	$75,000 (December 31, 2014 - $75,000): unsecured; interest at 10% per annum from January 10, 2015.
•
One-half of the outstanding principal, or $37,500, and any accrued interest shall become due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;

•	The balance of the outstanding principal, or $37,500, and any accrued interest shall become due and payable on written demand in full on January 9, 2016; and
•	The Company shall have the right to repay all or any part of the Principal and any accrued interest to the Lender at any time and from time to time, without any premium.
iii)	$39,835 (December 31, 2015 - $34,160): unsecured; interest at 5% per annum; with no specific terms of repayment.
iv)	$240,000 (December 31, 2014 - $100,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment.
v)	$11,801 (December 31, 2014 - $Nil): unsecured; interest at 5% per annum; with no specific terms of repayment.
vi)	$3,733 (December 31, 2014 - $4,310): unsecured; non-interest bearing; with no specific terms of repayment.
vii)	$Nil (December 31, 2014 - $24,696): unsecured; non-interest bearing; with no specific terms of repayment (converted on January 9, 2015 to shares that were issued on April 6, 2015).
viii)	$Nil (December 31, 2014 - $1,767): unsecured; non-interest bearing; with no specific terms of repayment (converted on January 9, 2015 to shares that were issued on April 6, 2015).

LODE-STAR MINING INC.
(formerly International Gold Corp.)

 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE (Continued) As of September 30, 2015, interest totaling $17,596 (December 31, 2014 - $30,244) was accrued on the above loan amounts.

6.
RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

a)
Related Party Amounts Due

At September 30, 2015, $Nil (December 31, 2014 - $15,300) included in accounts payable was due to a company controlled by a former director and president of the Company.

At September 30, 2015, the following loan amounts and accrued interest were due to related parties:

i)	$41,995 (December 31, 2014 - $35,043) including $2,160 (December 31, 2014 - $883) in accrued interest, to the current president of the Company.
ii)	$258,761 (December 31, 2014 - $100,000) including $6,960 (December 31, 2014 - $Nil) in accrued interest, to the majority shareholder of the Company for two loans.
iii)	$3,733 (December 31, 2014 - $4,310) to the controlling shareholder of the majority shareholder of the Company.

b)	Consulting Services During the nine months ended September 30, 2015, the Company incurred $Nil (2014 - $51,801) in consulting fees to a former director and president of the Company. See Note 7.

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

•	Under the terms of that settlement agreement, the Company agreed to pay an aggregate of $34,000 CAD.
•	Of that amount, $Nil was outstanding and included in accounts payable at September 30, 2015 (December 31, 2014: $17,500 CAD ($15,300 USD)).

Given that permitting for operations on the Property is still to be completed, at the request of the Company’s management, LSG granted, by a letter of agreement dated November 10, 2015, a six month deferment to June 11, 2016 of the $100,000 payment otherwise due within one year of the Closing Date (i.e. on December 11, 2015) if the Company fails to make any cash payments to LSG.

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

If we fail to make any cash payments to LSG within one year of the Closing Date, we are required to pay LSG an additional $100,000, and in any subsequent years in which we fail to complete the payment of the entire $5 million described above, we must make quarterly cash payments to LSG of $25,000 until such time as we have earned the additional 60% interest in the Property. Effective December 10, 2015, at the request of our management, LSG granted us a six month deferment of the payment to June 11, 2016, while permitting for operations on the Property is being completed.

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

To the issuance date of this report, no work programs have been approved and LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved early next year.

On November 11, 2015, our board of directors and stockholders holding a majority of our voting shares authorized the following actions:
•	Adoption of an omnibus equity incentive plan for directors, officers, and consultants;
•	Adoption of Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada to effect the following:
▪	authorize our board of directors to change our corporate name to a name selected by our directors;
▪	establish corporate codes and committees of the board of directors;
▪	increase the number of shares of capital stock we are authorized to issue; and
▪	authorize the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors.

Further details are provided in our filing on November 13, 2015 of Schedule 14C on Form PRE 14C, which is incorporated herein by reference.

Personnel

We have no employees. Our president and CEO, Mark Walmesley, receives no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

Robert Baker, our former Corporate Secretary and Director, resigned from his positions with us effective April 17, 2015. Mr. Baker was previously our President and CEO.

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

Daniel Capparelli was appointed as our Vice President of Mine Development and Operations on January 22, 2015, however he no longer holds that position and is no longer associated with us. LSG elected not to renew Mr. Capparelli's employment contract upon its expiration on July 11, 2015 due to the immediate need to prioritize the permitting process rather than mine development and operations. See our Plan of Operations below.

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

Plan of Operations

We anticipate that we will require approximately $1,998,000 to pursue our plan of operations over the next 12 months, as detailed below:

Permitting

Our primary focus now is on the mine permitting process. LSM has retained the following specialists in underground permitting of narrow vein, high sulphide mines to assist in executing that permitting process:
•	Rubicon Environmental Consulting to act as the lead consultant
•	Hydrogeologica Inc. to consult on water and geology
•	Tierra Group International to consult on mine planning and engineering

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Unique to our permitting is the proposed underground area of work named the Red Hills Stope Zone. It is 300 feet above the 600 foot deep water table, making the mine essentially a dry mine. All water to be used for drilling is city water with a PH value of 7, while the water table is PH 2 meaning; should any water from the work area reach the water table, the quality of the water is improved.

The mine’s 300 foot level workings has pockets of unused volume where our highly sulphuric acidic waste rock can be stored. This means no waste rock will come to the surface and LSM will avoid, for the short-term, the expense of having to build and maintain a surface storage facility.

We are hopeful that the two aforementioned mitigating circumstances will make our permitting process more rapid and therefore, the costs of execution and infrastructure improvements will be kept at a minimum.

Permitting costs are anticipated as follows:

Rubicon	$40,000
Hydrogeologica	$135,000
Tierra	$75,000
State / NDEP
Total	$250,000

Site and Equipment Preparation

Funds required for development and output from the Red Hills Vein Zone are as follows:

Surface Infrastructure, Mine Support & Personnel Accomodation

Office/Shop Building (existing)	$0
Trailer Accommodations	$60,000
Contingency	$40,000
Total	$100,000

Equipment and Mining Material

Pneumatic Jacklegs (6)	$24,000
Pneumatic Slusher/with bucket (used) (4)	$80,000
Pneumatic Tugger (used) (2)	$10,000
1-Yard Scoop (used)	$208,000
Stopers/Buzzies (4)	$8,000
Schwing Pump	$10,000
Compressor	$60,000
Hoist Rehab & Retrofitting	$100,000
Total	$500,000

Underground Rehab & Preliminary Mine Development

Labor - 3.75 man crew x 10 hrs/day x 1 month	$31,428
Equipment Maintenance	$38,212
Ground Support	$20,000
Consumables – small hand tools	$1,000
Utilities	$19,600
Total	$110,240

Ore Grade Control

Total	$50,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Red Hills Vein Zone Mining

Labor – 3.75 man crew x 10 hrs/day x 5 months	$145,620
Timber	$13,200
Equipment Maintenance	$28,320
Ground Support	$13,400
Explosives	$10,665
Backfill Material	$46,454
Consumables - small hand tools	$5,000
Utilities	$4,835
Total	$267,494

General Corporate and Administration Fees

Personnel	$320,000
Regulatory	$120,000
General	$280,000
Total	$720,000

Toll Milling

We have no facilities to process ore and are negotiating with local mill operators to have our ore processed.

We do not currently have sufficient funds to carry out our entire plan of operations, so we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements.  Currently we are active in contacting broker/dealers regarding possible financing arrangements; however, we do not currently have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings.

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

Results of Operations

To September 30, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2015 which are included with this Report.

	Three Months Ended September 30		Change
	2015	2014	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$23,542	$30,111	$(6,569)	(22%)
Loss from Operations	$(23,542)	$(30,111)	$6,569	(22%)
Other Income	$-	$19,599	$(19,599)	(100%)
Net Loss For The Period	$(23,542)	$(10,512)	$(13,030)	124%

	Nine Months Ended September 30		Change
	2015	2014	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	$121,236	$115,917	$5,319	5%
Loss from Operations	$(121,236)	$(115,917)	$(5,319)	5%
Other Income	$-	$19,519	$(19,519)	(100%)
Net Loss For The Period	$(121,236)	$(96,398)	$(24,838)	26%

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $23,542 for the three month period ended September 30, 2015 and have an accumulated deficit of $1,121,939. The possibility and timing of revenue being generated from our mineral property interest is uncertain. The loss from operations in both 2014 periods shown above was partially offset by Other Income of $19,599, which was the result of a gain on settlement of certain accounts payable. There was no such offset in the two equivalent 2015 periods.

Expenses – Three months ended September 30, 2015 and 2014

Expense categories with notable differences between the 2015 and matching 2014 quarters are as follows:

	Three Months Ended September 30		Change
	2015	2014	Amount	Percentage
Consulting services	$6,102	$9,789	$(3,687)	(38%)
Interest, bank and finance charges	$5,544	$3,252	$2,292	70%
Professional fees	$10,592	$16,769	$(6,177)	(37%)

▪
Consulting services were lower in the third quarter of 2015 compared to the same quarter in 2014 due the final payment of approximately $9,000 for the services of our former director and Secretary being paid in July, 2014, with approximately $6,000 in business development consulting in the 2015 quarter and $Nil in 2014.

▪	Interest, bank and finance charges were higher in 2015 primarily due to an increase in interest bearing loans compared to 2014, with a resultant increase in interest expense for the 2015 quarter.
▪
Professional fees decreased in the 2015 quarter compared to 2014 primarily due to timing of billings for audit and review services. Professional fees year to date in 2015 were higher than in 2014 by approximately $12,000, primarily due to additional legal fees of approximately $8,000 and US tax work of approximately $3,000 in 2015, with no equivalent in 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at September 30, 2015 and December 31, 2014

Items with notable period-end differences are as follows:

	September 30	December 31	Change
	2015	2014	Amount	Percentage
Cash	$11,000	$5,372	$5,628	105%
Prepaid fees	$2,285	$-	$2,285	-
Accounts payable and accrued liabilities	$546	$38,397	$(37,851)	(99%)
Loans payable	$388,965	$275,178	$113,787	41%
Additional Paid-In Capital	$975,416	$922,215	$53,201	6%

▪	The increase in Cash of approximately $6,000 is explained below in the section on Cash Flows.
▪	Prepaid fees and advances increased due to payment in 2015 of a legal retainer for US tax services.
▪
Accounts payable and accrued liabilities decreased mainly due to payments during the nine month period for December 31, 2014 payables for non-recurring legal services (approximately $6,000), year-end audit and accounting services (approximately $12,000), and a final amount due regarding settlement of the consulting agreement for the services of our former Secretary and director (approximately $15,000).

▪
Loans payable increased due to the receipt in 2015 of loans of approximately $157,000, together with an increase in accrued interest of approximately $14,000, offset by a settlement of loan principal and interest totaling approximately $53,000 for shares, together with a loan principal payback of $4,000.

▪	Additional paid-in capital increased as a result of the settlement of loan principal and interest totaling approximately $53,000 for 1,149,000 shares having a par value of approximately $12.

Liquidity and Capital Resources

As of September 30, 2015, our total assets were $243,465 (December 31, 2014: $235,552), comprised of cash, prepaid fees and mineral property interest, while our total liabilities were $389,511 (December 31, 2014: $313,575), comprised of accounts payable and accrued liabilities, and loans payable.

Our working capital as at September 30, 2015 and December 31, 2014 and the changes between those dates are summarized as follows:

	September 30	December 31	Increase/(Decrease)
	2015	2014	Amount	Percentage
Current Assets	$13,285	$5,372	$7,913	147%
Current Liabilities	389,511	313,575	75,936	24%
Working Capital (Deficiency)	$(376,226)	$(308,203)	$(68,023)	22%

The increase in our working capital deficiency from December 31, 2014 to September 30, 2015 is explained by the changes outlined above for notable Balance Sheet items, all of which (other than Additional Paid-In Capital) are Current Assets or Current Liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows
	Nine Months Ended September 30		Change
	2015	2014	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(174,020)	$(68,457)	$(105,563)	154%
Financing Activities	179,648	84,628	95,020	112%

Net increase in cash	$5,628	$16,171	$(10,453)	(65%)

Cash Used In Operating Activities
The increase in cash used in operating activities of approximately $106,000 is due to the following:
▪
Operating expenses being higher by approximately $5,000 in the current nine month period than in the equivalent period in the prior year, together with $Nil Other income in 2015, compared to approximately $20,000 in the prior year period, for a net year over year period difference of approximately $25,000 increased cash usage;

▪
A decrease in accrued interest payable in 2015 of approximately $13,000, compared to an increase in 2014 of approximately $6,000, for a net year over year period difference of approximately $19,000 increased cash usage;

▪
An increase in prepaid fees and advances of approximately $2,000 in 2015, compared to an increase of approximately $8,000 in 2014, for a net year over year period difference of approximately $6,000 decreased cash usage; and

▪
A decrease in accounts payable of approximately $38,000 in 2015, compared to an increase of approximately $30,000 in 2014, resulting in a year over year difference in the period of approximately $68,000 increased cash usage.

Cash Provided By Financing Activities
The increase in cash provided by financing activities was due to:
▪
net loan advances in the first nine months of 2015 of approximately $126,000, plus shares issued to settle debt of approximately $53,000, compared to loan advances in the same period in 2014 of approximately $85,000; resulting in a year over year net increase of approximately 95,000

As of the date of this quarterly report, we have yet to generate any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, or loans.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the three months ended September 30, 2015 or subsequently, to the date of this report.

Other than as disclosed in previous reports on Forms 10-Q, 10-K or 8-K, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Incorporated By Reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				X

20.1	Schedule 14C	PRE 14C	11/13/2015	20.1

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2015

LODE-STAR MINING INC.

BY:	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	November 13, 2015
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	November 13 2015
Thomas Temkin

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				X

20.1	Schedule 14C	PRE 14C	11/13/2015	20.1

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X