Form 10-K
period 2015-12-31
Lode-Star Mining Inc.
filed 2016-03-29
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Commission File Number:  000-53676

LODE-STAR MINING INC.
(formerly International Gold Corp.)

(Exact name of registrant as specified in its charter)

NEVADA	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13529 Skinner Road, Suite N
Cypress, TX  77429-1775

(Address of principal executive offices, including zip code.)

(832) 371-6531

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2015 was $339,392. The stock price used in this calculation was the closing price of the registrant’s stock reported on the OTCQB marketplace on December 28, 2015, the date closest to the last business day of the registrant’s 2015 fiscal year. For purposes of calculating this amount only, all executive officers and directors and beneficial owners of 5% or more of the outstanding shares of common stock have been treated as affiliates.

At March 29, 2016 there were 49,127,825 shares of the registrant’s common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements.

This current report on Form 10-K (this “Report”) contains forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks and the risks set out below, any of which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•	the uncertainty of future revenue and profitability based upon our current financial condition and history of losses;

•	our lack of operating history;

•	risks relating to our liquidity;

•	risks related to the market for our common stock and our ability to dilute our current shareholders’ interest;

•	risks related to our ability to locate and proceed with a new project or business for which we can obtain funding;

•	risks related to our ability to obtain adequate financing on a timely basis and on acceptable terms; and

•	other risks and uncertainties related to our business strategy.

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

Unless the context otherwise requires, references in this Report to “LSM,” the “Company”, “we”, “us”, “our”, or “ours” refer to Lode-Star Mining Inc.

PART I.

ITEM 1.	BUSINESS

Lode-Star Mining Inc. (formerly International Gold Corp.) was incorporated in the State of Nevada on December 9, 2004 for the purpose of acquiring and exploring mineral properties..  Our principal executive offices are located at 13529 Skinner Road, Suite N, Cypress, Texas 77429-1775. We also maintain a Canadian business office at 666 Burrard Street, Suite 600, Vancouver, British Columbia, Canada V6E 4M8.

On May 12, 2015, International Gold Corp. completed a merger with its wholly owned subsidiary, Lode-Star Mining Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State (the “Name Change”).  The subsidiary was incorporated entirely for the purpose of effecting the Name Change and the merger did not affect our corporate structure in any other way.

Mineral Property Interest

On December 5, 2014, we entered into a subscription agreement (the “Subscription Agreement”) with Lode Star Gold Inc. (“LSG”), a private Nevada corporation, pursuant to which we agreed to issue 35,000,000 shares of our common stock, valued at $230,180, to LSG in exchange for a 20% undivided beneficial interest in and to the mineral claims owned by LSG (the “Acquisition”). The mineral claims, known as the “Goldfield Bonanza Project” (the “Property”), are located in the State of Nevada.

The execution of the Subscription Agreement was one of the closing conditions of an Option Agreement dated October 4, 2014, pursuant to which we acquired the sole and exclusive option to earn up to an 80% undivided interest in and to the Property.  In order to earn the additional 60% interest in the Property, we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash from the Property’s mineral production proceeds in the form of a net smelter royalty (“NSR”). Until such time as we have earned the additional 60% interest, the NSR will be split 79.2% to LSG, 19.8% to us and 1% to the former Property owner.

If we fail to make any cash payments to LSG within one year of December 11, 2014 (the “Closing Date”), we are required to pay LSG an additional $100,000, and in any subsequent years in which we fail to complete the payment of the entire $5 million described above, we must make quarterly cash payments to LSG of $25,000 until such time as we have earned the additional 60% interest in the Property.

The Option Agreement provides that we will act as the operator on the Property and that a management committee will be formed, comprised of representatives from us and LSG, with voting based on each party’s proportionate interest, to supervise exploration of the Property and approve work programs and budgets. To the date of this report, no work programs have been approved and LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved in the latter half of 2016.

Given that permitting for operations on the Property is still to be completed, at the request of our management, LSG granted, by a letter of agreement dated November 10, 2015, a six month deferment to June 11, 2016 of the $100,000 payment otherwise due within one year of the Closing Date (i.e. on December 11, 2015) if we fail to make any cash payments to LSG.

Change in Officers

As a result of the Acquisition and on the Closing Date, our former President and Chief Executive officer submitted his resignation and Mark Walmesley, our Chief Financial Officer, Treasurer and a director, as well as a director of LSG, was appointed to fill the resulting vacancies.  Mr. Walmesley is now our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director.

Change in Shell Company Status

Prior to our acquisition of the mineral property interest, we were a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act) since we were not generating revenues, did not own an operating business, did not have any assets other than cash and cash equivalents, and had no specific plan other than to engage in a merger or acquisition transaction with an operating company or business. We have no revenues, have losses since inception, have no direct operations, and have been issued a going concern opinion by our auditor. We are relying upon the sale of securities and loans to fund our operations. We have no employees and expect to use outside consultants, advisors, attorneys and accountants as necessary.

ITEM 1.	BUSINESS (continued)

Change in Control of Registrant

As a result of the Acquisition, LSG acquired 35,000,000 shares of our common stock, or approximately 71.2% (currently) of the total voting power of all of our outstanding voting securities.  LSG assumed control from the holders of our issued and outstanding common stock, and in particular our former president, who owned approximately 24.3% of our common stock prior to the Closing Date.

Lode-Star Gold Inc. (“LSG”)

LSG was incorporated in the State of Nevada on March 13, 1998 for the purpose of acquiring exploration stage mineral properties.  It currently has one shareholder, Lonnie Humphries, who is the spouse of Mark Walmesley, our President and Chief Financial Officer.  Mr. Walmesley is also the Director of Operations and a director of LSG.

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

ITEM 1A.	RISK FACTORS (continued)

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

The long term profitability of our operations will be, in part, directly related to the cost and success of our exploration and development program.  Substantial expenditures are required to establish reserves through drilling, to develop processes to extract the ore and, in the case of new properties, to develop the extraction and processing facilities and infrastructure at any site chosen for extraction.  Although substantial benefits may be derived from the discovery of a major deposit, we cannot provide any assurance that any such deposit will be commercially viable or that we will be able to obtain the funds required for development on a timely basis.

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

ITEM 1A.	RISK FACTORS (continued)

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

Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director, has no previous experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis.  He will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

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

Our Amended and Restated Articles of Incorporation allow us to indemnify our officers and directors against claims associated with carrying out the duties of their offices.  Our Bylaws also allow us to reimburse them for the costs of certain legal defenses.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors or control persons, we have been advised by the SEC that such indemnification is against public policy and is therefore unenforceable.

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

ITEM 1A.	RISK FACTORS (continued)

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

We issued 35,000,000 shares of our common stock to LSG on the Closing Date, and LSG therefore controls approximately 71.2% of the votes eligible to be cast by stockholders in the election of directors and generally.  As a result, LSG has the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock.  In addition, our business strategy may include expansion through the acquisition of additional property interests or through business combinations with entities operating in our industry.  In order to do so, or to finance the cost of our operations, we may issue additional equity securities that could dilute our stockholders’ stock ownership.  We may also pursue debt financing, if and when available, and this could negatively impact our earnings and results of operations. If the board of directors issues an additional class of voting for less than fair value, the value of your interest in the company will be diluted. We have no present intention to issue any additional class of voting securities.

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

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Property is located in west-central Nevada (Figure 1), in the Goldfield Mining District at Latitude 37° 42’, and Longitude 117° 14’.  The claims comprising the Property are located in surveyed sections 35 and 36, Township 2 South, Range 42 East, and in sections 1, 2, 11, and 12, Township 3 South, Range 42 East, in Esmeralda County, Nevada.  The Property is accessible by traveling approximately one-half mile northeast of the community of Goldfield, along a county-maintained road that originates at U.S. Highway 95, which runs through “downtown” Goldfield.  The town of Goldfield, which is the Esmeralda county seat (population 300), is approximately 200 air miles south of Reno and 180 air miles north of Las Vegas. Surface access on the Property is excellent and the relief is low, at an elevation of approximately 6000 feet.  Vegetation is sparse, consisting largely of sagebrush, rabbitbrush, Joshua trees and grasses.

The Property consists of 31 patented claims and 1 unpatented millsite claim (Figure 2), covering a total of approximately 460 acres, or 186 hectares.  Only the single unpatented claim is administered by the United States Bureau of Land Management, and annual assessment filings and payments are due on it.  The patented claims are owned as private land by LSG, and only annual property taxes must be paid.

ITEM 2.	PROPERTIES. (continued)

Figure 1: Property Location Map

ITEM 2.	PROPERTIES. (continued)

Figure 2: Claim Map

TROUBLE MAKER MILLSITE
NORTH END M.S.2203
MOHAWK No.1 M.S.2263
SILVER PICK M.S.2203
SILVER PICK FRC.
DESERTED M.S.2203
LSG Claim Boundary
KEWANA NO. 3
35
36
PIPE DREAM M.S.2203
YELLOW JACKET
WHITE ROCK
JANUARY M.S.2941
COMBINATION No.1 M.S.2375
T2S R42E
T3S R42E
ALPHA M.S.2944
APAZACA M.S.2944
FRACTION M.S.2944
WHITE HORSE M.S.2944
FEBRUARY M.S.2941
COMBINATION No.2 M.S.2375
CORNISHMAN M.S.2750
EMMA FRACTION M.S.2750
RED KING M.S.2361
FIRELIGHT M.S.2749
COMBINATION No.3 M.S.2375
2
1
OMEGA M.S.2944
JIM FRACTION
BLUE JAY M.S.2944
HAZEL QUEEN M.S.2375
AUGUST M.S.2916
GOLD COIN M.S.2520
GREAT WESTERN M.S.2520
GOLDFIELD TOWN LIMIT
4174800mN
4174600mN
4174400mN
4174200mN
4174000mN
4173800mN
4173600mN
4173400mN
4173200mN
4173000mN
4172800mN
4172600mN
N
200 meters

LODE STAR GOLD
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
T2 & 3S, R42E

Claim Map

UTM Ned 1927 zone 11 meters *Map by: JBA WORKS, INC.*

Further details about the Property and its history can be found in our report filed on Form 8-K on December 16, 2014 which is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action has been threatened against us, or, to the best of our knowledge, is contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES.

 Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is quoted under the symbol “LSMG” on the OTCQB marketplace of the OTC Markets Group. OTCQB companies must verify via an annual OTCQB Certification, signed by the company CEO or CFO, that their company information is current, including information about a company’s reporting status, company profile, information on management and boards, major shareholders, law firms, transfer agents, and IR / PR firms.

The high and low bid quotations of our common stock for the periods indicated below are as follows:

	2015
Quarter Ended	High	Low
December 31	$0.04	$0.01
September 30	$0.0275	$0.015
June 30	$0.05	$0.02
March 31	$0.11	$0.03

	2014
Quarter Ended	High	Low
December 31	$0.10	$0.01
September 30	$0.15	$0.03
June 30	$0.55	$0.03
March 31	$0.20	$0.03

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The market for our common stock has been sporadic and there have been significant periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed above, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s common stock.

On December 31, 2015, we had 86 shareholders of record of our common stock.

Capitalization

On November 11, 2015, our board of directors and stockholders holding a majority of our voting shares authorized the following actions:

•	Adoption of an omnibus equity incentive plan for directors, officers, and consultants;
•	Adoption of Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada to effect the following:
▪	authorize our board of directors to change our corporate name to a name selected by our directors;
▪	establish corporate codes and committees of the board of directors;
▪	increase the number of shares of capital stock we are authorized to issue; and
▪	authorize the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors.
▪	authorize indemnification agreements with directors and senior officers; and
▪	adopt a serial board of directors and other measures that are intended to be anti-takeover provisions.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

On November 24, 2015, the board of directors authorized the following changes to our capitalization:

Our authorized capital was increased from 100,000,000 shares of common stock with a par value of $0.00001 per share to 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 par value per share. No shares of preferred stock have been issued to date.

There are no present plans, understandings or agreements, and we are not engaged in any negotiations that will involve the issuance of capital stock. However, the board of directors believes it prudent to have shares of common and preferred stock available for such corporate purposes as the board of directors may from time to time deem necessary and advisable including, without limitation, acquisitions, the raising of additional capital and assurance of flexibility of action in the future.

We believe that the Amended and Restated Articles of Incorporation will provide a greater measure of flexibility and simplicity in corporate governance and will increase the marketability of our securities. Nevada has adopted a modern code governing the formation and operation of corporations. In addition, the Nevada law provides for greater flexibility in raising capital and other corporate transactions. Nevada imposes no franchise taxes or corporate income taxes on corporations that are incorporated in Nevada.

Securities Authorized for Issuance under Equity Compensation Plans

As part of the November 24, 2015 changes to our capitalization, we reserved 10,000,000 shares of common stock for issuance under a new 2016 Omnibus Equity Incentive Plan. The purpose of the Plan is to maintain our ability to attract and retain highly qualified and experienced directors, officers and consultants and to give such directors, officers and consultants a continued proprietary interest in our success. The Plan is posted on our website at www.lodestarmining.com and is available to any stockholder by request to us. To date, 1,469,825 shares of common stock and warrants to purchase 3,336,060 shares of common stock have been issued under the Equity Incentive Plan. None of those warrants have been exercised.

Immediately upon the grant of any award, the number of shares that may be issued or optioned under the plan will be increased such that the total number of shares issuable under the plan and reserved for issuance upon exercise of outstanding options, warrants or conversion of shares of preferred stock will equal 10% of the total number of issued and outstanding shares. Such increase in the number of shares subject to the plan shall occur without the necessity of any further corporate action of any kind or character.

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

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we had no cash subscriptions for shares of its common stock.

On November 11, 2015, we entered into a one year agreement to obtain assistance in conducting business strategy and communications planning, public financial disclosure reporting, and various matters in connection with directors and other professionals as needed by us. In consideration for the services to be provided, we granted the consultant 1,469,825 shares of common stock. Those shares were issued on December 11, 2015 and were valued at $29,397, based on market price at the date of the agreement. In addition, the consultant was granted warrants with a five year term, commencing the date of the agreement, to purchase 3,336,060 shares of common stock at a price of $0.02 per share, including a cashless exercise option. The warrants were valued at $66,721 using the Black-Scholes option pricing model.

The shares and warrants issued to the consultant were offered and sold in a private transaction in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.  Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one offeree; (c) we did not engage in any subsequent or contemporaneous public offerings of securities; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the consultant and us.

On January 9, 2015, we reached agreements in connection with the loans to us of $24,696 (CAD $28,650) and $1,767 (CAD $2,050) whereby the loan amounts were to be converted to our common shares at a price of CAD $0.05, to result in the issuance of 573,000 and 41,000 common shares respectively. Those shares were issued on April 6, 2015.

On January 9, 2015, an agreement was reached to modify the terms of a loan to us such that $26,750 of accrued interest together with a premium was to be converted to our common shares at a price of $0.05 per share, to result in the issuance of 535,000 common shares. Those shares were issued on April 6, 2015.

Other than as described above, or as disclosed in previous reports filed on Forms 10-Q, 10-K or 8-K, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this report. In addition to historical financial information, the following discussion includes a number of forward-looking statements that reflect our plans, estimates and our current views with respect to future events and financial performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Plan of Operations

We anticipate that we will require approximately $2 million to pursue our plan of operations over the next 12 months, as detailed below:

Permitting

Our primary focus now is on the mine permitting process. We have retained the following specialists in underground permitting of narrow vein, high sulphide mines to assist in executing that permitting process:

•	Rubicon Environmental Consulting to act as the lead consultant
•	Hydrogeologica Inc. to consult on water and geology
•	Tierra Group International to consult on mine planning and engineering

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Unique to our permitting is the proposed underground area of work named the Red Hills Stope Zone. It is 150 feet above the 450 foot deep water table, making the mine essentially a dry mine.

The mine’s 300 foot level workings has pockets of unused volume where our potentially acid generating waste rock can be stored. This means no waste rock will come to the surface and LSM will avoid, for the short-term, the expense of having to build and maintain a surface storage facility.

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

Funding

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

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

Other than our three officers, who currently receive no compensation from us, we have no employees. We plan to rely on the efforts of our officers and directors, as well as a number of independent consultants, to manage our operations.  However, we may hire workers on a contract basis from time to time as the need arises.

Government Regulations

We plan to engage in mineral exploration and are accordingly exposed to environmental risks associated with mineral exploration activity.  LSG is currently in the exploration stage on the Property and, pursuant to the Option Agreement, once formal work plans are mutually agreed between us and LSG, we will be the operator.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2015 which are included with this Report. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Revenues

	Year Ended December 31		Increase/(Decrease)
	2015	2014	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	266,883	169,665	97,218	57%
Operating Loss Before Other Income (Expense)	(266,883)	(169,665)	(97,218)	57%
Other Income (Expense)	(20,525)	51,248	(71,773)	(140%)
Net Loss	$(287,408)	$(118,417)	$(168,991)	143%

We recorded a net loss of $287,408 for the year ended December 31, 2015, have an accumulated deficit of $1,288,111 and have had no operating revenues since our inception on December 9, 2004. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Expenses

Our expenses for the years ended December 31, 2015 and 2014 are outlined below:

	Year Ended December 31		Increase/(Decrease)
	2015	2014	Amount	Percentage
Consulting services	$121,409	$60,653	$60,756	100%
Corporate support services	12,759	2,594	10,165	392%
Interest, bank and finance charges	20,525	10,015	10,510	105%
Office, foreign exchange and sundry	10,136	(913)	11,049	1,210%
Professional fees	94,783	92,861	1,922	2%
Transfer and filing fees	27,796	14,470	13,326	92%
Total Operating and Other Expenses	$287,408	$179,680	$107,728	60%

Consulting services

Approximately $25,000 was incurred in 2015 for consulting services to maintain a solid corporate and marketing presence in Vancouver, Canada. This was required as Vancouver is a major Canadian centre for the mining industry, the majority of our shareholders (other than LSG) are located in Canada, and our CEO is now located in Houston, Texas. In addition, a consulting agreement was entered into in 2015 for a range of business development services, accounting for approximately a further $96,000 in consulting services costs. The 2014 consulting expense was comprised of amounts paid to our former President and CEO under the terms of a consulting agreement which was terminated after July, 2014.

Corporate support services

Approximately $5,000 was incurred with our provider of corporate support services in Vancouver, compared to approximately $3,000 in 2014, with the increase being due to a higher level of activity related to regulatory filings and share issuances in 2015. In addition, $8,000 was incurred for services from the Depository Trust Company in 2015, with no equivalent in the prior year.

Interest, bank and finance charges

The increase in interest expense in 2015 was due to a net increase of approximately $206,000 in interest-bearing loans during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Office, foreign exchange and sundry

Key items that resulted in the year over year increase in this expense category were approximately $2,000 for licenses and permits to the State of Nevada ($Nil in 2014) in connection with our activities related to our mineral property interest located there, and approximately $8,000 related to tradeshows, including accommodation and travel ($Nil in 2014).

Transfer and filing fees

Transfer agent fees increased approximately $3,000 in 2015 compared to the prior year, due mainly to there being four separate share issuances in 2015 versus one issuance in 2014. In addition, a $10,000 fee was required to be paid to OTC Markets Group in order to have our stock continue to be designated as trading on the OTCQB marketplace and to subscribe to certain OTC Markets Groups’ services. This is now an annual requirement, but there was no equivalent in 2014.

Assets and Liabilities

Balance Sheet items with notable year over year differences are as follows:

	December 31		Change
	2015	2014	Amount	Percentage
Cash	$12,456	$5,372	$7,084	132%
Prepaid fees	$3,217	$-	$3,217	-
Accounts payable and accrued liabilities	$14,302	$38,397	$(24,095)	(63%	)
Loans payable	$447,651	$275,178	$172,473	63%
Additional Paid-In Capital	$1,070,064	$922,215	$147,849	16%

·	Cash increased due to the amount of cash provided by loans being approximately $7,000 higher than the amount of cash used by operating activities.

·
Prepaid fees increased due to a $20,000 retainer for legal services being paid in 2015, of which approximately $17,000 was expensed and included in accrued liabilities for services incurred during the year.

·	Accounts payable and accrued liabilities decreased mainly due to the following items:
°	Legal fees payable increased approximately $3,000, primarily due to advice required in 2015 with respect to filing of US tax returns
°
Accounting and audit fees payable decreased approximately $6,000, primarily as a result of 2014 balances of approximately $12,000 due to our previous auditors being paid off, offset by 2015 accruals of $4,000 for our new auditors and approximately $2,000 for an accounting consultant

°	Fees due to our former president and CEO of approximately $15,000 were paid off in 2015
°	A total of approximately $6,000 in 2014 payables, comprised of IT consulting services, Corporate support services, and miscellaneous expenses due to our current CEO were paid off in 2015.

·	Loans payable increased due to the following:
°	New loan advances from related parties of approximately $172,000,
°	Expenses (net of foreign exchange) paid by a related party on our behalf of approximately $52,000 and
°	Accrued interest of approximately $20,000, offset by
°	Debt settlements whereby three loans totaling approximately $53,000 were exchanged for common shares, and
°	Loan paybacks of $14,000 to non-related parties and $5,000 to a related party.

·	Additional Paid-In Capital increased by:
°	approximately $53,000, which was the accounting value of shares issued in three debt settlements, less their par value of $12, and
°	approximately $95,000, which was the total accounting value of shares issued and warrants granted as compensation for consulting services, less their par value of $1,470

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Liquidity and Capital Resources

Our financial condition for the years ended December 31, 2015 and 2014 and the changes between those periods for the respective items are summarized below:

As of December 31, 2015, our total assets were $245,853 (2014 - $235,552) and our total liabilities were $461,953 (2014 - $313,575). At December 31, 2015, we had cash of $12,456 (2014 - $5,372) and negative working capital of $446,280 (2014 - $308,203).

Working Capital

	Year Ended December 31		Increase/(Decrease)
	2015	2014	Amount	Percentage
Current Assets	$15,673	$5,372	$10,301	192%
Current Liabilities	461,953	313,575	148,378	47%
Working Capital (Deficiency)	$(446,280)	$(308,203)	$(138,077)	45%

The decrease in our working capital from December 31, 2014 to December 31, 2015 was due to increases in cash of approximately $7,000 and prepaid fees of approximately $3,000, together with a decrease in accounts payable and accrued liabilities of approximately $24,000, offset by a net increase in loans payable of approximately $172,000.

Cash Flows

	Year Ended December 31		Increase/(Decrease)
	2015	2014	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(146,316)	$(148,962)	$2,646	2%

Financing Activities	153,400	154,313	(913)	1%

Net increase in cash	$7,084	$5,351	$1,733	32%

Cash Used In Operating Activities:

Cash used in operating activities remained essentially static year over year. The year over year change in net loss of approximately ($169,000) was largely offset by the net year over year differences in the changes in: payables and accrued liabilities of approximately $12,000; prepaid expenses of approximately ($3,000); accrued interest payable of approximately $10,000; gain on debt forgiveness of approximately $61,000; stock and warrants issued for consulting services of approximately $96,000; and foreign exchange gain of approximately ($5,000).

Cash Provided By Financing Activities:

Cash provided by financing activities also remained essentially flat year over year, with related parties providing approximately a net $167,000 to fund operating cash requirements of approximately $146,000 and repayment of non-related party loans of $14,000, leaving an increase of approximately $7,000 for the year.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Commitments

We do not have any commitments as of December 31, 2015 which are required to be disclosed in tabular form.

Critical Accounting Policies

Our critical accounting policies are mainly those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our financial statements:

Use of Estimates and Assumptions

The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving related parties and common stock.  Actual results may differ from the estimates.

Foreign Currency Accounting

Our functional currency is the U.S. dollar. Branch office activities are generally in Canadian dollars. Transactions in Canadian currency are translated into U.S. dollars as follows:
·	monetary items at the exchange rate prevailing at the balance sheet date;
·	non-monetary items at the historical exchange rate; and
·	revenue and expense items at the rate in effect of the date of transactions.
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

In addition and as a result of completing the Acquisition, we anticipate that the following critical accounting policies of LSG will also become our critical accounting policies:

Mineral Property

Mineral property interests are capitalized and recorded at fair value. The property interests are periodically assessed for impairment of value when facts and circumstances suggest that the carrying amount of the property interest may exceed its recoverable amount. Costs of exploration, evaluation and retaining mineral property interests are expensed as incurred. Once we have identified proven and probable reserves in our investigation of our property interests and upon development of a plan for operating a mine, we would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capital costs will be amortized, using the units-of-production method over proven and probable reserves.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
 (Stated in U.S. Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Lode-Star Mining, Inc.

Cypress, TX

We have audited the accompanying balance sheet of Lode-Star Mining, Inc. (the “Company”) as of December 31, 2015, and the related statement of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lode-Star Mining, Inc. as of December 31, 2015, and the results its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenue and has incurred accumulated losses since inception. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Lode-Star Mining Inc. (formerly International Gold Corp.)

We have audited the accompanying balance sheet of Lode-Star Mining Inc. (formerly International Gold Corp.) (the “Company”) as of December 31, 2014, and the related statements of operations, cash flows and stockholders’ deficiency for year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Vancouver, Canada March 28, 2016	“Morgan & Company LLP” Chartered Professional Accountants

LODE-STAR MINING INC.
(formerly International Gold Corp.)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	DECEMBER 31
	2015	2014

ASSETS

Current
Cash	$12,456	$5,372
Prepaid fees	3,217	-
	15,673	5,372

Mineral Property Interest	230,180	230,180
	$245,853	$235,552

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,302	$38,397
Due to related parties	371,471	139,353
Loans payable	76,180	135,825
	461,953	313,575
Contractual Obligations, Commitments And Subsequent Events (Notes 3, 7 and 9)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at December 31, 2015 (46,509,000 common shares at December 31, 2014)	1,947	465

Additional Paid-In Capital	1,070,064	922,215
Accumulated Deficit	(1,288,111)	(1,000,703)
	(216,100)	(78,023)

	$245,853	$235,552

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2015	2014

Revenue	$-	$-

Operating Expenses
Consulting services	121,409	60,653
Corporate support services	12,759	2,594
Office, foreign exchange and sundry	10,136	(913)
Professional fees	94,783	92,861
Transfer and filing fees	27,796	14,470
	266,883	169,665

Operating Loss Before Other Income (Expense)	(266,883)	(169,665)

Other Income (Expense)
Gain on debt forgiveness	-	61,263
Interest, bank and finance charges	(20,525)	(10,015)
	(20,525)	51,248

Net Loss For The Year	$(287,408)	$(118,417)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	47,436,336	13,426,808

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2015	2014

Cash Provided By (Used In)

Operating Activities
Net loss for the year	$(287,408)	$(118,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain)	(4,791)	-
Stock issued for services	29,397	-
Warrants issued for services	66,721	-
Gain on debt forgiveness	-	(61,263)
Changes in operating assets and liabilities:
Prepaid expenses	(3,217)	-
Accounts payable and accrued liabilities	33,194	21,584
Accrued interest payable	19,788	9,134
	(146,316)	(148,962)

Financing Activities
Repayment of loans payable	(14,000)	-
Repayment of loans payable – related party	(5,000)	-
Proceeds from loans payable	-	17,484
Proceeds from loans payable – related party	172,400	136,829
	153,400	154,313

Net Increase In Cash	7,084	5,351

Cash, Beginning Of Year	5,372	21

Cash, End Of Year	$12,456	$5,372

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$57,289	-
Common shares issued for debt settlements	$53,213	$-
Common shares issued for mineral property interest	$-	$230,180

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
 (Stated in U.S. Dollars)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, December 31, 2013	11,509,000	$115	$692,385	$(882,286)	$(189,786)

Shares issued for mineral property interest	35,000,000	350	229,830	-	230,180

Net loss for the year	-	-	-	(118,417)	(118,417)

Balance, December 31, 2014	46,509,000	465	922,215	(1,000,703)	(78,023)

Shares issued for debt	1,149,000	12	53,201	-	53,213
Shares issued for consulting services	1,469,825	1,470	27,927	-	29,397
Warrants issued for consulting services	-	-	66,721	-	66,721
Net loss for the year	-	-	-	(287,408)	(287,408)

Balance, December 31, 2015	49,127,825	$1,947	$1,070,064	$(1,288,111)	$(216,100)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Lode-Star Mining Inc. (formerly International Gold Corp.) (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Cypress, Texas.  The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company acquired a mineral property interest from Lode Star Gold Inc., a private Nevada corporation (“LSG”) on December 11, 2014 (See Note 3) in consideration for the issuance of 35,000,000 common shares of the Company. As a result of this transaction, control of the Company was acquired by LSG.

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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $1,288,111 for the period from December 9, 2004 (inception) to December 31 2015.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2015 and 2014, the Company had no cash equivalents.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Foreign Currency Accounting

The Company’s functional currency is the U.S. dollar.  Branch office activities are generally in Canadian dollars. Transactions in Canadian currency are translated into U.S. dollars as follows:

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

g)	Basic and Diluted Earnings Per Share

The Company reports basic earnings or loss per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly, except that the common stock number is increased to include the any potential additional common shares, for example from the exercise of options or warrants. As the Company generated net losses in the periods presented, the additional impact of including potential shares from outstanding warrants would be anti-dilutive and is therefore not part of the earnings per share calculation.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

i)	Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC 718 whereby a compensation charge based on the fair value of the award is recorded against earnings over the period during which the employee is required to perform the services in exchange for the award (generally the vesting period). For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The expense is recognized over the vesting period of the award.

j)	Mineral Property Interest and Impairment

Mineral property interests are capitalized and recorded at fair value. The property interests are periodically assessed for impairment of value when facts and circumstances suggest that the carrying amount of the property interest may exceed its recoverable amount. Costs of exploration, evaluation and retaining mineral property interests are expensed as incurred. Once the Company has identified proven and probable reserves in its investigation of its property interests and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capital costs will be amortized, using the units-of-production method over proven and probable reserves.

k)	Recent Accounting Pronouncements

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTEREST (Continued)

In addition, the Option Agreement provides that the Company will act as the operator on the Property and that a management committee will be formed, comprised of representatives from the Company and LSG, with voting based on each party’s proportionate interest, to supervise exploration of the Property and approve work programs and budgets. To December 31, 2015, no work programs had been approved.

Given that permitting for operations on the Property is still to be completed, at the request of the Company’s management, LSG granted, by a letter of agreement dated November 10, 2015, a six month deferment to June 11, 2016 of the $100,000 payment otherwise due within one year of the Closing Date (i.e. on December 11, 2015) if the Company fails to make any cash payments to LSG.

The Company assessed its mineral property interest at December 31, 2015 and to the date of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

4.	CAPITAL STOCK

During the year ended December 31, 2015, the Company had no cash subscriptions for shares of its common stock.

On November 11, 2015, the Company entered into a one year agreement to obtain assistance in conducting business strategy and communications planning, public financial disclosure reporting, and various matters in connection with directors and other professionals as needed by the Company. In consideration for the services to be provided, the Company granted the consultant 1,469,825 shares of common stock. Those shares were issued on December 11, 2015 and were valued at $29,397, based on market price at the date of the agreement. In addition, the consultant was granted warrants with a five year term, commencing the date of the agreement, to purchase 3,336,060 shares of common stock at a price of $0.02 per share, including a cashless exercise option. The warrants were valued at $66,721 using the Black-Scholes option pricing model with an average risk-free rate of 1.68%, estimated life of 5 years, volatility of 208.7% and dividend yield of 0%.

On January 9, 2015, agreements were reached in connection with the loans of $24,696 (CAD $28,650) and $1,767 (CAD $2,050) whereby the loan amounts were to be converted to Company shares at a price of CAD $0.05, to result in the issuance of 573,000 and 41,000 common shares respectively. Those shares were issued on April 6, 2015.

On January 9, 2015, an agreement was reached to modify the terms of a loan such that $26,750 of accrued interest together with a premium was to be converted to Company shares at a price of $0.05 per share, to result in the issuance of 535,000 common shares. Those shares were issued on April 6, 2015.

During the year ended December 31, 2014, the Company received no cash subscriptions for shares of its common stock, however, on December 11, 2014, the Company issued 35,000,000 shares, valued at $230,180, in exchange for the mineral property interest described in Note 3.

Capitalization

On November 24, 2015, the board of directors authorized the following changes to the capitalization of the Company:

The authorized capital was increased from 100,000,000 shares of common stock with a par value of $0.00001 per share to 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its new 2016 Omnibus Equity Incentive Plan. To date, warrants to purchase 3,336,060 shares of common stock have been issued under the Equity Incentive Plan and none of those warrants have been exercised.

No preferred shares have been issued to the date of issue of these financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

4.	CAPITAL STOCK (Continued)

Warrants

Summary of warrant activity and warrants outstanding at December 31, 2015:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date
Balance, December 31, 2014	-	-	-	-	-
Granted	3,336,060	$0.02	$0.02
Balance, December 31, 2015	3,336,060	$0.02	$0.02	4.86	November 10, 2020

5.	LOANS PAYABLE

At December 31, 2015, the Company had the following loans payable:

i)	$1,000 (December 31, 2014 - $5,000): unsecured; interest at 15% per annum; originally due on April 20, 2012.
•	On March 19, 2015, $4,000 was paid by the Company in partial settlement of the December 31, 2014 principal balance.
ii)	$65,000 (December 31, 2014 - $75,000): unsecured; interest at 10% per annum from January 10, 2015.
•
$27,500, and any accrued interest was due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;

•	The balance of the outstanding principal, or $37,500, and any accrued interest was due and payable on written demand in full (not received to date) on January 9, 2016; and
•	The Company shall have the right to repay all or any part of the Principal and any accrued interest to the Lender at any time and from time to time, without any premium.
iii)	$40,789 (December 31, 2014 - $34,160): unsecured; interest at 5% per annum; with no specific terms of repayment, due to a related party, the president of the Company.
iv)	$290,000 (December 31, 2014 - $100,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to a related party, LSG, the Company’s majority shareholder.
v)	$23,966 (December 31, 2014 - $Nil): unsecured; interest at 5% per annum; with no specific terms of repayment, due to a related party, LSG, the Company’s majority shareholder.
vi)	$3,613 (December 31, 2014 - $4,310): unsecured; non-interest bearing; with no specific terms of repayment, due to a related party, the controlling shareholder of LSG.
vii)	$Nil (December 31, 2014 - $24,696): unsecured; non-interest bearing; with no specific terms of repayment (converted on January 9, 2015 to 573,000 common shares that were issued on April 6, 2015).
viii)	$Nil (December 31, 2014 - $1,767): unsecured; non-interest bearing; with no specific terms of repayment (converted on January 9, 2015 to 41,000 common shares that were issued on April 6, 2015).

As of December 31, 2015, interest totaling $23,283 (December 31, 2014 - $30,244) was accrued on the above loan amounts.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

At December 31, 2015, $Nil (December 31, 2014 - $15,300) included in accounts payable was due to a company controlled by a former director and president of the Company.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

At December 31, 2015, accrued interest was due to related parties in connection with loans detailed above in Note 5, as follows:

iii)	$2,609 (December 31, 2014 - $883) to the president of the Company.
iv)	$10,157 (December 31, 2014 - $Nil) to the majority shareholder of the Company.
v)	$336 (December 31, 2014 - $Nil) to the majority shareholder of the Company.

During the year ended December 31, 2015, the Company incurred $Nil (2014 - $60,653) in consulting fees and expenses to a former director and president of the Company. See Note 7.

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 3 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

Effective July 1, 2012, the Company entered into a consulting agreement whereby the former sole director and officer of the Company was to provide services as the Company’s CEO, COO, CFO and Corporate Secretary. The consulting agreement, which would otherwise have extended to June 2016, was terminated with immediate effect in accordance with a settlement agreement dated December 5, 2014.

•	Under the terms of that settlement agreement, the Company agreed to pay an aggregate of $34,000 CAD.
•	Of that amount, $Nil was outstanding and included in accounts payable at December 31, 2015 (December 31, 2014: $15,300 ($17,500 CAD).

8.	INCOME TAXES

In December, 2014, the Company underwent a change in control which subjected it to limitations under Internal Revenue Code Section 382. That section restricts post-change annual net operating loss utilization, based on applying an IRS- prescribed rate to the purchase price of the stock acquired in the change in control. The Company accordingly revised its estimates of net operating loss carry forwards, resulting in a reduction in the estimate of losses available for utilization in the amount of approximately $872,000.

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2014 – 34%) is as follows:

	2015	2014

Expected income tax recovery	$(97,700)	$(40,000)
Adjustment for non-deductible stock compensation	32,700	-
Estimated decrease in expected tax recovery resulting from Section 382 net operating loss limitations after change in control	296,000	-
Increase (decrease) in valuation allowance	(231,000)	40,000
	$-	$-

Significant components of deferred income tax assets are as follows:

	2015	2014
Deferred income tax assets
Net operating losses carried forward	$109,000	$340,000
Valuation allowance	(109,000)	(340,000)

	$-	$-

The Company has approximately $320,000 (2014 - $1,000,700) in net operating losses carried forward which will expire by 2035 if not utilized.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

8.	INCOME TAXES (Continued)

The Company’s net operating losses carried forward for United States income tax purposes will expire, if not utilized, as follows:

2024	$10,000
2025	7,600
2026	6,000
2027	10,900
2028	53,200
2029	8,975
2030	6,445
2031	6,445
2032	6,445
2033	6,445
2034	6,445
2035	191,300
$320,200

Realization of the above losses carried forward is dependent on the Company filing the applicable tax returns with the tax authorities, generating sufficient taxable income prior to expiration of the losses carried forward and continuing use of the acquired historic business or a significant portion of the acquired assets for two years after the change of control transaction. If this continuity of business enterprise requirement is not met, the annual net operating loss limitation on pre-change losses is zero.

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date these financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2015 and 2014, included in this report, have been audited by MaloneBailey LLP, 9801 Westheimer Road, Suite 1100, Houston, Texas 77042 (2015) and Morgan LLP, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1 (2014).

On December 14, 2015, we informed Morgan & Company LLP (“Morgan”) that we had decided to change our independent registered public accounting firm because we are now headquartered in the United States. Morgan’s report on the financial statements for the years ended December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

Through the two year period covered by the financial statement audits for the years ended December 31, 2013 and December 31, 2014 and the subsequent interim period from January 1, 2015 through December 11, 2015, there were no disagreements with Morgan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Morgan would have caused them to make reference thereto in their report on the financial statements and (ii) no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. We authorized Morgan to respond fully to the inquiries of the successor accountant.

On December 11, 2015, we engaged MaloneBailey, LLP of Houston, Texas (“MaloneBailey”) as our independent registered public accounting firm. During the years ended December 31, 2013 and 2014 and the subsequent interim period from January 1, 2015 through December 11, 2015 (the date MaloneBailey was engaged), we did not consult with MaloneBailey regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Malone Bailey, in either case where written or oral advice provided by MaloneBailey would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2015.

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

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

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

As of the date of this report, the names, ages and positions of our executive officers and directors were as follows:

Name	Age	Position
Mark Walmesley	58	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Thomas Temkin	62	Chief Operating Officer, Director
Pam Walters	66	Secretary

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

Mr. Walmesley has also been involved in financing and mentoring a variety of other private companies throughout his professional career.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors on January 19, 2015. Mr. Temkin is a Certified Professional Geologist and a Qualified Person under National Instrument (NI) 43101, with more than 38 years of experience in the mining industry, primarily in exploration in the Western United States. As senior project manager for several major mining companies, Mr. Temkin has been associated with several advanced gold exploration projects, some of which developed into significant mines. After receiving his Bachelor of Science degree in Economic Geology in 1976 from the Mackay School of Mines, Mr. Temkin began his career as an exploration Geologist. He is currently a consulting geologist working with LodeStar Gold, Inc. Mr. Temkin has been associated with LSG and the project for over 15 years and has been instrumental through its entire exploration program to date.

Pam Walters was appointed as our Secretary on April 22, 2015. Since 1985 Ms. Walters has been working as the Corporate Administration person responsible for employee relations as well as managing the day-to-day corporate finance and business operations of Lode Star Gold, Inc.  Ms. Walters has been associated with the mining industry for over 25 years. She attended the University of New Orleans in the early 1970s and since 1998 she has been acquiring and practicing the skills required to manage and maintain our busy and growing corporate needs.

Term of Office

Our officers are appointed to serve until the meeting of our Board of Directors following the next annual meeting of our stockholders and until their successors have been elected and qualified.

Committees of the Board of Directors

Our board of directors has authorized an audit committee charter, compensation committee charter, nominating and governance committee charter, executive committee charter and nominating committee charter. Our board may also establish from time to time any other committees that it deems necessary or desirable. The composition of each committee will comply, when required, with NYSE MKT listing standards and other rules of the SEC and NYSE MKT.

Audit Committee

We have not appointed members of our audit committee. However the chairman will be independent within the meaning of applicable SEC rules and NYSE MKT listing standards as an “audit committee financial expert” as defined in the rules and regulations of the SEC, and that is financially literate under the current listing standards of the NYSE MKT. The audit committee has oversight responsibilities regarding matters including:

• the integrity of our financial statements and our financial reporting and disclosure practices;
• the soundness of our system of internal controls regarding finance and accounting compliance;
• the independent registered public accounting firm’s qualifications and independence;
• the engagement of the independent registered public accounting firm;
• the performance of our internal audit function and independent registered public accounting firm;
• our compliance with legal and regulatory requirements in connection with the foregoing;
• review of related party transactions in accordance with our written policy as to such transactions; and
• compliance with our Code of Conduct and Ethics.

We will rely on the phase-in rules of the SEC and NYSE MKT with respect to the independence of our audit committee. These rules permit us to have an audit committee that has at least one member who is independent by the NYSE MKT listing date, at least two members (a majority of whom are independent) within 90 days after the listing date, and at least three members (all of whom are independent) within one year thereafter.

Our written charter for our audit committee will be available on our website, www.lodestarmining.com. The information on our website is not and will not be deemed to be part of this Report and our web address is included herein as an inactive textual reference only.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Compensation Committee

We have not appointed members of our compensation committee. However, the chairman of the committee will be independent within the meaning of the listing standards of the NYSE MKT. The compensation committee is authorized to assist the board in discharging the board’s responsibilities relating to matters including:

• review and administration of compensation and benefit policies and programs designed to attract, motivate and retain personnel with the requisite skills and abilities to us to achieve superior operating results;
• review and approval, annually of goals and objectives relevant to compensation of our Chief Executive Officer, including evaluating the performance of the Chief Executive Officer in light of those goals and objectives and setting of our Chief Executive Officer’s compensation based on such evaluation (and our compensation committee will have sole authority to determine such compensation);
• establishment of the compensation of our other executives and the Chairman of our board, and recommendation of the compensation of our non-employee directors for approval by majority vote of independent directors, and
• issuance of an annual report on executive compensation for inclusion in our annual proxy statement, once required.

We will rely on the phase-in rules of the SEC and NYSE MKT with respect to the independence of our compensation committee. These rules permit us to have a compensation committee that has at least one member who is independent by five business days from the NYSE MKT listing date, at least a majority of members who are independent within 90 days of the NYSE MKT listing date and all independent members within one year of the NYSE MKT listing date.

Our board has adopted a written charter for our compensation committee, which will be available on our website, www.lodestarmining.com. The information on our website is not and will not be deemed to be part of this prospectus and our web address is included herein as an inactive textual reference only. To assist the compensation committee in discharging its responsibilities, the compensation committee may engage a compensation consulting firm or other advisors.

Nominating and Governance Committee

We have not appointed members of our nominating and governance committee. However, the chairman of the committee will be independent within the meaning of the listing standards of NYSE MKT. The nominating and governance committee is authorized to:

• recommend to the board nominees for election as directors and committee members;
• develop and recommend to the board a set of corporate governance guidelines;
• review candidates for nomination for election as directors submitted by directors, officers, employees and stockholders and establish procedures to be followed by stockholders in submitting nominees;
• recommend to the board non-renomination or removal from the board or a board committee as appropriate;
• review with the board the requisite skills and characteristics for continuation as board members, the selection of new board members and board composition; and
• select, retain and evaluate any search firm with respect to the identification of candidates for nomination for election as directors (and our nominating and governance committee shall have the sole authority to approve any such firm’s fees and other retention terms).

We will rely on the phase-in rules of the SEC and NYSE MKT with respect to the independence of our nominating and governance committee. These rules permit us to have a nominating and governance committee that has at least one member who is independent by five business days from the NYSE MKT listing date, at least a majority of members who are independent within 90 days of the NYSE listing date and all independent members within one year of the NYSE listing date.

The committee will assist the board in the selection of nominees for election as directors at each annual meeting of our stockholders and will establish policies and procedures regarding the consideration of director nominations from stockholders. Our board has adopted a written charter for our nominating and governance committee, which will be available on our website, www.lodestarmining.com. The information on our website is not and will not be deemed to be part of this prospectus and our web address is included herein as an inactive textual reference only.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

·	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

·
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

·
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

·
being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

·	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Management Agreements

We do not yet have a formal management or consulting agreement in place with Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director.  Regardless, we expect Mr. Walmesley to allocate the majority of his working time to our business.  We also do not yet have a formal management or consulting agreement in place with Thomas Temkin, our Chief Operating Officer and director. Until a formal work program for the Property is in place, Mr. Temkin is being compensated by Lode Star Gold Inc.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial, Treasurer and director, Robert Baker, our former President, Chief Executive Officer, Chief Financial Officer and Treasurer, Thomas Temkin, our Chief Operating Officer and director, and Pam Walters, our Secretary, for all services rendered in all capacities to us during our fiscal years ended December 31, 2015 and 2014. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended December 31	Salary ($)	Total ($)
Mark Walmesley, CEO (1)	2015	-	-
	2014	-	-
Robert Baker, former CEO (2)	2015	-	-
	2014	60,653	60,653
Thomas Temkin, Director and COO (3)	2015	-	-
	2014	-	-
Pam Walters, Secretary (4)	2015	-	-
	2014	-	-

(1)
Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014.  Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

(2)
Robert Baker was appointed as our Secretary and director on December 9, 2004, acted as our Chief Financial Officer and Treasurer from May 31, 2007 until September 22, 2014, and acted as our President and Chief Executive Officer from May 31, 2007 until December 11, 2014. The consulting agreement for those services, originally effective January 1, 2012, was cancelled in accordance with a settlement agreement dated December 5, 2014.

(3)	Thomas Temkin was appointed as our Chief Operating Officer and director on January 19, 2015.

(4)	Pam Walters was appointed as our Secretary on April 22, 2015.

ITEM 11.	EXECUTIVE COMPENSATION. (continued)

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater than ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished pursuant to Rule 16a3(c) during its most recent fiscal year and Form 5 and amendments thereto furnished with respect to our most recent fiscal year, and any written representations to the effect that no Form 5 is required.

To the best of our knowledge, no person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock, or any other reporting person (as defined in Item 405 of Regulation SK) (“reporting person”), other than Lode Star Gold, Inc., failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year: 2014.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2015, we did not have any outstanding equity awards.

Benefit Plans

We do not have any pensions plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees.  However, we may establish such plans in the future.

Director Compensation

We have not compensated any of our directors for their service on the Board of Directors.  Management directors are not compensated for their service as directors; however they may receive compensation for their services as our employees. The compensation received by our former CEO and director is shown in the “Summary Compensation Table” above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2015, (iv) up to two executive officers other than the Chief Executive Officer who were serving as executive officers on December 31, 2015 and to whom the company paid more than $100,000 in compensation during the last fiscal year, (v) up to two additional persons to whom the company paid more than $100,000 during the last fiscal year but who were not serving as an executive officer on December 31,2015 and (vi) all directors and officers as a group. None of the directors, nominees, or officers of the company owned any equity security issued by the company’s subsidiaries. Information with respect to officers, directors and their families is as of December 31, 2015, updated to March 7, 2016, and is based on the books and records of the company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	1,225,000	2.49%

Thomas Temkin (4)	20,000	0.04%

All executive officers and directors as a group (2 persons)	1,245,000	2.53%

Lode Star Gold Inc. (5)	35,000,000	71.24%

Lonnie S. Humphries Non-Exempt Trust (5)	200,000	0.41%

Lonnie Humphries	1,369,756	2.79%

1)	Unless otherwise indicated, the address of all named persons is 13529 Skinner Road, Suite N, Cypress, Texas 77429-1775

2)	Based on 49,127,825 shares of our common stock issued and outstanding as of December 31, 2015.

3)
Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on December 11, 2014.  Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

4)	Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors on January 19, 2015.

5)	The person with investment and dispositive authority is Lonnie Humphries

Changes in Control

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

As of December 31, 2015, the following amounts were due to related parties:

·
To Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director: an unsecured loan with interest at 5% per annum; with no specific terms of repayment, in the amount of $40,789 plus accrued interest of $2,609

·	To Lode Star Gold Inc., our controlling shareholder: two unsecured loans with interest at 5% per annum, with no specific terms of repayment, totaling $313,966 plus accrued interest totaling 10,493

·	To Lonnie Humphries, the sole shareholder of Lode Star Gold Inc., our controlling shareholder: an unsecured, non-interest bearing loan of $3,612, with no specific terms of repayment

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

·	the director is, or at any time during the past three years was, an employee of the company;

·
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

·	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

·
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

·
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

·
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that none of our directors meet this definition of independence due to the fact that they are also our executive officers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

See Item 9 regarding the 2015 change in our independent registered public accounting firm.

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

2015	$4,000	MaloneBailey LLP
2015	$23,793	Morgan & Company LLP
2014	$18,750	Morgan & Company LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$0	MaloneBailey LLP
2015	$0	Morgan & Company LLP
2014	$0	Morgan & Company LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$0	MaloneBailey LLP
2015	$0	Morgan & Company LLP
2014	$0	Morgan & Company LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0	MaloneBailey LLP
2015	$0	Morgan & Company LLP
2014	$0	Morgan & Company LLP

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
3.3	Amended and Restated Articles of Incorporation	14-C	11/24/14	3.3
3.4	Omnibus Equity Incentive Plan	14-C	11/24/15	3.4
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	8-K	2/21/12	10.1
10.5	Mineral Option Agreement with Lode Star Gold Inc.	8-K	10/09/14	10.1
10.6	Acquisition of Mineral Property Interest	8-K	12/16/14	10.2
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				X
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3
101.INS	XBRL Instance Document	10-K	4/14/14	101.INS
101.SCH	XBRL Taxonomy Extension Schema	10-K	4/14/14	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	4/14/14	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	4/14/14	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	4/14/14	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	4/14/14	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2016

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 29, 2016
Mark Walmesley