Form 10-Q
period 2016-03-31
Lode-Star Mining Inc.
filed 2016-05-11
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,127,825 as of May 11, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
 (Unaudited)
 (Stated in U.S. Dollars)

LODE-STAR MINING INC.
(formerly International Gold Corp.)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2016	2015
	(Unaudited)
ASSETS

Current
Cash	$374	$12,456
Prepaid fees	3,217	3,217
	3,591	15,673

Mineral Property Interest	230,180	230,180
	$233,771	$245,853

LIABILITIES

Current
Accounts payable and accrued liabilities	$48,882	$14,302
Due to related parties	422,426	371,471
Loans payable	67,892	76,180
	539,200	461,953
Contractual Obligations, Commitments And Subsequent Events (Notes 3, 7 and 8)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at March 31, 2016 and December 31, 2015	1,947	1,947

Additional Paid-In Capital	1,070,064	1,070,064
Accumulated Deficit	(1,377,440)	(1,288,111)
	(305,429)	(216,100)
	$233,771	$245,853

The accompanying condensed notes are an integral part of these unaudited financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2016	2015

Revenue	$-	$-

Operating Expenses
Consulting services	$5,702	$423
Corporate support services	570	1,285
Office, foreign exchange and sundry	4,361	10,297
Professional fees	15,567	20,352
Transfer and filing fees	16,327	4,982
	42,527	37,339

Operating Loss Before Other Income (Expense)	(42,527)	(37,339)

Other Income (Expense)
Interest, bank and finance charges	(6,576)	(4,188)
Penalties	(40,226)	-
	(46,802)	(4,188)

Net Loss For The Period	$(89,329)	$(41,527)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	49,127,825	46,509,000

The accompanying condensed notes are an integral part of these unaudited financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2016	2015

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(89,329)	$(41,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	1,806	(2,498)
Changes in operating assets and liabilities:
Prepaid expenses	-	(697)
Accounts payable and accrued liabilities	63,932	(8,429)
Accrued interest payable	6,509	4,021
	(17,082)	(49,130)

Financing Activities
Repayment of loans payable	(10,000)	(4,000)
Repayment of loans payable – related party	-	(4,000)
Proceeds from loans payable – related party	15,000	65,000
	5,000	57,000

Net Increase (Decrease) In Cash	(12,082)	7,870

Cash, Beginning Of Period	12,456	5,372

Cash, End Of Period	$374	$13,242

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$29,352	$8,526
Debt settlements for common shares, to be issued	$-	$53,213

The accompanying condensed notes are an integral part of these unaudited financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $1,377,440 for the period from December 9, 2004 (inception) to March 31, 2016, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2015.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2015, has been omitted.  The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results for the entire year ending December 31, 2016.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications on the interim statement of cash flows for the three months ended March 31, 2015 had no effect on the reported results of operations. Expenses paid by a related party on behalf of the Company were removed from the net amount of loan advances and from the change in accounts payable, and are shown as a Non-cash Financing Activity. The foreign exchange gain component of the change in loan balances was removed and shown as an adjustment to reconcile net loss to net cash used in operating activities. Accrued interest that was exchanged for shares to be issued was removed from the decrease in accrued interest payable and from the net amount of loan advances. The amount is included in Non-cash Financing Activity, as part of Debt settlements for common shares, to be issued. The remaining net amount of loan advances was separated into repayments of loans payable to related and non-related parties, and loan proceeds from related parties. These changes in classification decreased the amount previously reported as Cash Used In Operating Activities for the first quarter of 2015 from $81,908 to $49,130. Offsetting that change, the amount previously reported for the 2015 quarter as Cash Provided By Financing Activities decreased from $89,778 to $57,000.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
 (Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  All dollar amounts are in U.S. dollars unless otherwise noted. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality.

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

The Company assessed its mineral property interest at March 31, 2016 and to the date of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

4.	CAPITAL STOCK

During the quarter ended March 31, 2016 and the year ended December 31, 2015, the Company did not receive any cash subscriptions for shares of its common stock.

No preferred shares have been issued to the date of issue of these financial statements.

Summary of warrant activity and warrants outstanding at March 31, 2016:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date
Balance, December 31, 2015	3,336,060	$0.02	$0.02	4.86	November 10, 2020
Granted	-	$-	$-	-
Expired	-	$-	$-	-
Exercised	-	$-	$-	-
Balance March 31, 2016	3,333,060	$0.02	$0.02	4.61	November 10, 2020

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
 (Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE

At March 31, 2016, the Company had the following loans payable:

i)	$1,000 (December 31, 2015 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012.
ii)	$55,000 (December 31, 2015 - $65,000): unsecured; interest at 10% per annum from January 10, 2015.
▪
$27,500, and any accrued interest was due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;

▪	The balance of the outstanding principal, now $27,500, and any accrued interest was due and payable on written demand in full (not received to date) on January 9, 2016; and
▪	The Company shall have the right to repay all or any part of the principal and any accrued interest to the lender at any time and from time to time, without any premium.
iii)	$42,353 (December 31, 2015 - $40,789): unsecured; interest at 5% per annum; with no specific terms of repayment, due to a related party, the president of the Company.
iv)	$305,000 (December 31, 2015 - $290,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to a related party, LSG, the Company’s majority shareholder.
v)	$53,318 (December 31, 2015 - $23,966): unsecured; interest at 5% per annum; with no specific terms of repayment, due to a related party, LSG, the Company’s majority shareholder.
vi)	$3,855 (December 31, 2015 - $3,613): unsecured; non-interest bearing; with no specific terms of repayment, due to a related party, the controlling shareholder of LSG.

As of March 31, 2016, interest totaling $29,792 (December 31, 2015 - $23,283) was accrued on the above loan amounts.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

During the three months ended March 31, 2016, the majority shareholder of the Company paid a total of $29,352 to various vendors on behalf of the Company. That amount is included in the $53,318 loan balance detailed in Note 5 above.

At March 31, 2016, accrued interest was due to related parties in connection with loans detailed above in Note 5, as follows:

Loan iii)	$3,253 (December 31, 2015 - $2,609) to the president of the Company.
Loan iv)	$13,864 (December 31, 2015 - $10,157) to the majority shareholder of the Company.
Loan v)	$783 (December 31, 2015 - $336) to the majority shareholder of the Company.

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 3 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

8.	SUBSEQUENT EVENTS

On April 5, 2016, a further loan advance of $15,000 was received from LSG, the Company’s majority shareholder, on terms identical to those for the $305,000 balance outstanding at March 31, 2016.

On April 22, 2016, notice was received from the IRS advising that penalties and related interest totaling $40,226 were due in connection with the failure to file Forms 5472 by the due date of the Company’s income tax returns for the years 2012 and 2013. The Company is appealing this assessment on the basis that it had reasonable cause. The outcome of the appeal is not determinable as of the date of these financial statements. The assessed amount has therefore been accrued in full at March 31, 2015 and recorded as Other Expense in the current period.

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date these financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion includes a number of forward-looking statements that reflect our plans, estimates and our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

History – Mineral Property Interest

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

On October 4, 2014, we entered into a definitive mineral option agreement (the "Option Agreement") which superseded the LSG LOI. Pursuant to the Option Agreement, we were to issue LSG 35,000,000 shares of our common stock in exchange for a 20% undivided interest in the Property (the “Acquisition”). In order to earn an additional 60% undivided interest in the Property (for a total of 80%), we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter returns ("NSR") royalty, each beginning on the closing date of a subscription agreement for the shares (the “Closing Date”). Until such time as ITGC has earned the additional 60% interest, the NSR royalty will be split as to 79.2% to LSG, 19.8% to and 1% to the former Property owner.

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

To the issuance date of this report, no work programs have been approved and LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved later this year.

Recent Developments

Given that permitting for operations on the Property is still to be completed, at the request of our management, LSG granted, by a letter of agreement dated November 10, 2015, a six month deferment to June 11, 2016 of the $100,000 payment otherwise due within one year of the Closing Date (i.e. on December 11, 2015) if we fail to make any cash payments to LSG.

On April 21, 2016, we announced the completion of two water monitoring holes required by the Nevada Department of Environmental Protection (NDEP). The two wells have been sampled, with another set of samples due to be completed in mid-July of this year. Once these samples are analyzed, we can submit our production permit request.

During the week of water well drilling, we had the Nevada Department of Minerals evaluate a number of the property's abandoned mine shafts we wish to utilize as future waste storage. As anticipated, none of the shafts reviewed had any presence of water or wildlife that could hinder plans to execute sub-surface storage.

Our management believes that having the water monitoring wells in place provides a good benchmark with NDEP as we prepare our long-term working relationship and that it puts the most logistically challenging and costly part of the permitting process behind us. Costs for the water well drilling were borne by LSG and did not create any financial liability for us.

Personnel

We have no employees. Our president and CEO, Mark Walmesley, receives no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

Our Chief Operating Officer, Thomas Temkin, who is also a director, is a Certified Professional Geologist and a Qualified Person under National Instrument (NI) 43101, with more than 38 years of experience in the mining industry, primarily in exploration in the Western United States. He is currently a consulting geologist working with LSG. Mr. Temkin has been associated with LSG and the Property for over 15 years and has been instrumental through its entire exploration program to date.

Our Corporate Secretary, Pam Walters, has been associated with the mining industry for over 25 years and has managed the corporate finance and business operations of LSG and its owners.

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

Plan of Operations

We anticipate that we will require approximately $2 million to pursue our plan of operations over the next 12 months, as detailed below:

Permitting

Our primary focus is currently on the mine permitting process. We have retained the following specialists in underground permitting of narrow vein, high sulphide mines to assist in executing that permitting process:

·	Rubicon Environmental Consulting to act as the lead consultant
·	Hydrogeologica Inc. to consult on water and geology
·	Tierra Group International to consult on mine planning and engineering

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

Permitting costs are anticipated as follows:

Rubicon	$40,000
Hydrogeologica	$135,000
Tierra	$75,000
State / NDEP	$0
Total	$250,000

Site and Equipment Preparation

Funds required for development and output from the Red Hills Vein Zone are as follows:

Surface Infrastructure, Mine Support & Personnel Accomodation

Office/Shop Building (existing)	$0
Trailer Accommodations	$60,000
Contingency	$40,000
Total	$100,000

Equipment and Mining Material

Pneumatic Jacklegs (6)	$24,000
Pneumatic Slusher/with bucket (used) (4)	$80,000
Pneumatic Tugger (used) (2)	$10,000
1-Yard Scoop (used)	$208,000
Stopers/Buzzies (4)	$8,000
Schwing Pump	$10,000
Compressor	$60,000
Hoist Rehab & Retrofitting	$100,000
Total	$500,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Underground Rehab & Preliminary Mine Development

Labor - 3.75 man crew x 10 hrs/day x 1 month	$31,428
Equipment Maintenance	$38,212
Ground Support	$20,000
Consumables – small hand tools	$1,000
Utilities	$19,600
Total	$110,240

Ore Grade Control

Total	$50,000

Red Hills Vein Zone Mining

Labor – 3.75 man crew x 10 hrs/day x 5 months	$145,620
Timber	$13,200
Equipment Maintenance	$28,320
Ground Support	$13,400
Explosives	$10,665
Backfill Material	$46,454
Consumables - small hand tools	$5,000
Utilities	$4,835
Total	$267,494

General Corporate and Administration Fees

Personnel	$320,000
Regulatory	$120,000
General	$280,000
Total	$720,000

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

Results of Operations

To March 31, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2016 which are included with this Report.

	Three Months Ended March 31		Change
	2016	2015	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	42,527	37,339	5,188	14%
Loss from Operations	(42,527)	(37,339)	(5,188)	14%
Other Income (Expense)	(46,802)	(4,188)	(42,614)	1,018%
Net Loss For The Period	$(89,329)	$(41,527)	$(47,802)	115%

 Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $89,329 for the three month period ended March 31, 2016 and have an accumulated deficit of $1,377,440. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Expenses – Three months ended March 31, 2016 and 2015

Notable period over period differences are as follows:

	Three Months Ended March 31		Change
	2016	2015	Amount	Percentage
Consulting services	$5,702	$423	$5,279	1,248%
Office, foreign exchange and sundry	$4,361	$10,297	$(5,936)	(58%)
Professional fees	$15,567	$20,352	$(4,785)	(24%)
Transfer and filing fees	$16,327	$4,982	$11,345	228%
Interest, bank and finance charges	$6,576	$4,188	$2,388	57%
Penalties	$40,226	$-	$40,226	-

▪
Consulting services - A consultant was retained, starting in Q2 of 2015, to maintain a corporate and marketing presence in Vancouver, Canada. The majority of our shareholders, other than LSG, are located in Canada and Vancouver is a major Canadian mining center. With our management now located in Texas, a consultant was needed to provide that presence. There were no costs for the consultant in Q1 of 2015, resulting in the higher costs in Q1 of 2016.

▪	Office, foreign exchange and sundry was lower in 2016 primarily due to a decrease in IT expenses, resulting from one-time requirements in 2015.
▪
Professional fees were lower in 2016 primarily due to differences in the timing and amounts for the 2015 and 2014 audit fees, expensed in Q1 2016 and Q1 2015 respectively. Also, legal fees decreased nominally.

▪
Transfer and filing fees were higher in 2016 primarily due to a $10,000 annual fee for the OTCQB marketplace that was first charged in April, 2015, resulting in no expense in the first quarter of that year. In 2016, the fee was charged in Q1.

▪
Interest, bank and finance charges were higher in 2016 mainly due to increased loan amounts. The average interest-bearing principal balance outstanding was approximately $259,000 in Q1 2015 compared to approximately $438,000 in Q1 2016.

▪
Penalties consist of amounts charged by the IRS for 2012 and 2013 for failure to file Forms 5472 by the due date of our income tax returns for those years. We are appealing those penalties and requesting that they be waived or abated on the grounds that we had reasonable cause. The outcome of our appeal is not determinable at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at March 31, 2016 and December 31, 2015

Items with notable period-end differences are as follows:

	March 31	December 31	Change
	2016	2015	Amount	Percentage
Cash	$374	$12,456	$(12,082)	(97%)
Accounts payable and accrued liabilities	$48,882	$14,302	$34,580	242%
Due to related parties	$422,426	$371,471	$50,955	14%
Loans payable	$67,892	$76,180	$(8,288)	(11%)

▪	Cash decreased primarily due to the settlement of certain Accounts payable and accrued liabilities.
▪
Accounts payable and accrued liabilities increased primarily due to penalties from the IRS of approximately $40,000, offset somewhat by the payment of approximately $7,000 for non-recurring 2015 legal fees.

▪
Due to related parties increased primarily as a result of new loan amounts totaling $15,000 and new accrued interest of approximately $5,000, together with expenses paid by related parties on our behalf totaling approximately 29,000.

▪	Loans payable decreased due to a loan repayment of $10,000, offset by new accrued interest of approximately $2,000.

Liquidity and Capital Resources

As of March 31, 2016, our total assets were $233,771, and our total liabilities were $539,200. Our working capital as at March 31, 2016 and December 31, 2015 and the changes between those dates are summarized as follows:

	March 31	December 31	Increase/(Decrease)
	2016	2015	Amount	Percentage
Current Assets	$3,591	$15,673	$(12,082)	(77%)
Current Liabilities	539,200	461,953	77,247	17%
Working Capital (Deficiency)	$(535,609)	$(446,280)	$(89,329)	20%

The decrease in our working capital from December 31, 2015 to March 31 was primarily due to the increase in amounts due to related parties of approximately $51,000, offset by the decrease in loans payable of approximately $8,000, plus the accrual of approximately $44,000 for IRS penalties.

Cash Flows
	Three Months Ended March 31		Change
	2016	2015	Amount	Percentage
Cash Provided By (Used In):
Operating Activities	$(17,082)	$(49,130)	$32,048	(65%)
Financing Activities	5,000	57,000	(52,000)	(91%)
Net increase (decrease) in cash	$(12,082)	$7,870	$(19,952)	(254%)

Cash Used In Operating Activities
The period over period decrease in cash used in operating activities of approximately $32,000 is mainly due to the following:

Operating and Other expenses were higher by approximately $48,000 (comprised primarily of the differences explained above under Expenses) in Q1 2016 than in Q1, 2015; offset by:

1.	an approximate $4,000 swing from a foreign exchange gain in Q1 2015 to a loss in Q1 2016

2.	an approximate $72,000 swing in the change in accounts payable and accrued liabilities

3.	an approximate $3,000 swing in the change in accrued interest

4.	an approximate $1,000 swing in the change in prepaid expenses

Cash Provided By Financing Activities
The decrease in cash provided by financing activities was due to related party loan advances in Q1, 2016 of $15,000, compared to net related party loan advances of $61,000 in Q1, 2015, along with repayment of loans payable of $10,000 in Q1 2016 compared to $4,000 in Q1 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A. RISK FACTORS, in our report filed on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31, 2016.

Within the past three years we have not issued any equity securities that were not registered under the Securities Act, other than as disclosed in previous reports on Forms 10-Q, 10-K or 8-K.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2016.

LODE-STAR GOLD INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	May 11, 2016
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	May 11, 2016
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase