Form 10-K/A
period 2015-12-31
Lode-Star Mining Inc.
filed 2016-08-11
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Commission File Number:  000-53676

LODE-STAR MINING INC.
(formerly International Gold Corp.)

(Exact name of registrant as specified in its charter)

NEVADA	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13529 Skinner Road, Suite N
Cypress, TX  77429-1775

(Address of principal executive offices, including zip code.)

(832) 371-6531

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	Common Stock, $0.001 par value

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

1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☑NO ☐

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

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 which was originally filed on March 29, 2016 to correctly include the accrual of mineral option fees, as disclosed in the restated Financial Statements included herein. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Annual Report on Form 10-K, except as required to reflect the additional information included in the restated Financial Statements.

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

The execution of the Subscription Agreement was one of the closing conditions of an Option Agreement dated October 4, 2014, (the “Effective Date”) pursuant to which we acquired the sole and exclusive option to earn up to an 80% undivided interest in and to the Property.  In order to earn the additional 60% interest in the Property, we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash from the Property’s mineral production proceeds in the form of a net smelter royalty (“NSR”). Until such time as we have earned the additional 60% interest, the NSR will be split 79.2% to LSG, 19.8% to us and 1% to the former Property owner.

If we fail to make any cash payments to LSG within one year of the Effective Date, we are required to pay LSG an additional $100,000, and in any subsequent years in which we fail to complete the payment of the entire $5 million described above, we must make quarterly cash payments to LSG of $25,000 until such time as we have earned the additional 60% interest in the Property.

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

Given that permitting for operations on the Property is still to be completed, at the request of our management, LSG granted, by a letter of agreement dated November 10, 2015, a six month deferment to June 11, 2016 of the $100,000 payment otherwise due within one year of the Effective Date (i.e. on October 4, 2015) if we fail to make any cash payments to LSG.

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

·
Adoption of an omnibus equity incentive plan for directors, officers, and consultants;
·
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

Surface Infrastructure, Mine Support & Personnel Accommodation

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our restated audited financial statements for the year ended December 31, 2015 which are included with this Report. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Revenues

	Year Ended December 31		Increase/(Decrease)
	2015 - Restated	2014	Amount	Percentage
Revenue	$ -	$ -	$ -	-
Operating Expenses	390,796	169,665	221,131	130%
Operating Loss Before Other Income (Expense)	(390,796)	(169,665)	(221,131)	130%
Other Income (Expense)	(20,525)	51,248	(71,773)	(140%)
Net Loss	$ (411,321)	$ (118,417)	$ (292,904)	247%

We recorded a net loss of $411,321 for the year ended December 31, 2015, have an accumulated deficit of $1,412,024 and have had no operating revenues since our inception on December 9, 2004. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Expenses

Our expenses for the years ended December 31, 2015 and 2014 are outlined below:

	Year Ended December 31		Increase/(Decrease)
	2015 - Restated	2014	Amount	Percentage
Consulting services	$ 121,409	$ 60,653	$ 60,756	100%
Corporate support services	12,759	2,594	10,165	392%
Interest, bank and finance charges	20,525	10,015	10,510	105%
Mineral option fees	123,913	-	123,913	-
Office, foreign exchange and sundry	10,136	(913)	11,049	1,210%
Professional fees	94,783	92,861	1,922	2%
Transfer and filing fees	27,796	14,470	13,326	92%
Total Operating and Other Expenses	$ 411,321	$ 179,680	$ 231,641	129%

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

Mineral option fees

Approximately $124,000 of mineral option fees were payable at December 31, 2015 under the terms of our Mineral Option Agreement with LSG. No such fees were due under the terms of that agreement at December 31, 2014.

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

Assets and Liabilities

Balance Sheet items with notable year over year differences are as follows:

	December 31		Change
	2015 - Restated	2014	Amount	Percentage
Cash	$ 12,456	$ 5,372	$ 7,084	132%
Prepaid fees	$ 3,217	$ -	$ 3,217	-
Accounts payable and accrued liabilities	$ 14,302	$ 38,397	$ (24,095)	(63%)
Due to related parties	$ 495,384	$ 139,353	$ 356,031	255%
Loans payable	$ 76,180	$ 135,825	$ (59,645)	(44%)
Additional Paid-In Capital	$ 1,070,064	$ 922,215	$ 147,849	16%

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

·
Due to related parties increased due to the following:
°
the accrual of mineral option fees due to LSG totaling approximately $124,000;
°
net cash loan advances from related parties of approximately $167,000;
°
accrued loan interest of approximately $12,000, and
°
expenses (net of foreign exchange) paid by a related party on our behalf of approximately $52,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

·
Loans payable decreased due to the following:
°
accrued interest of approximately $7,000, offset by
°
shares issued for debt totaling approximately $26,000;
°
shares issued for accrued loan interest totaling approximately $27,000; and
°
repayment of loan principal totaling approximately $14,000,

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

Our financial condition for the years ended December 31, 2015 and 2014 and the changes between those periods for the respective items are summarized below:

As of December 31, 2015, our total assets were $245,853 (2014 - $235,552) and our total liabilities were $585,866(2014 - $313,575). At December 31, 2015, we had cash of $12,456 (2014 - $5,372) and negative working capital of $570,193 (2014 - $308,203).

Working Capital

	Year Ended December 31		Increase/(Decrease)
	2015 - Restated	2014	Amount	Percentage
Current Assets	$ 15,673	$ 5,372	$ 10,301	192%
Current Liabilities	585,866	313,575	272,291	87%
Working Capital (Deficiency)	$ (570,193)	$ (308,203)	$ (261,990)	85%

The decrease in our working capital from December 31, 2014 to December 31, 2015 was due to increases in cash of approximately $7,000 and prepaid fees of approximately $3,000, together with a decrease in accounts payable and accrued liabilities of approximately $24,000 and in loans payable of approximately $60,000, all offset by accrued mineral option fees of approximately $124,000 and a net increase in loans, accrued interest, and expenses paid on our behalf by related parties totaling approximately $231,000.

Cash Flows

	Year Ended December 31		Increase/(Decrease)
	2015 - Restated	2014	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(146,316)	$(148,962)	$2,646	2%

Financing Activities	153,400	154,313	(913)	1%

Net increase in cash	$7,084	$5,351	$1,733	32%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Used In Operating Activities:

Cash used in operating activities remained static year over year. The year over year change in net loss of approximately $293,000 was largely offset by the net year over year differences in the changes in: payables and accrued liabilities of approximately $12,000; prepaid expenses of approximately ($3,000); accrued interest payable of approximately $10,000; gain on debt forgiveness of approximately $61,000; accrued mineral option fees of approximately $124,000, stock and warrants issued for consulting services of approximately $96,000; and foreign exchange gain of approximately ($5,000).

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
 (Stated in U.S. Dollars)

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Restated Balance Sheets	F-3

Restated Statements of Operations	F-4

Restated Statements of Cash Flows	F-5

Restated Statements of Stockholders’ Deficiency	F-6

Restated Notes to Financial Statements	F-7

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

As discussed in Note 2, the financial statements for the year ended December 31, 2015 have been restated to include the accrual of mineral option fees.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 29, 2016, except for the effects of the restatement discussed in Note 2 as to which the date is August 10, 2016

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

Vancouver, Canada

March 28, 2016	Chartered Professional Accountants

LODE-STAR MINING INC.
(formerly International Gold Corp.)

BALANCE SHEETS (RESTATED)
 (Stated in U.S. Dollars)

	DECEMBER 31
	2015 (Restated - Note 2)	2014

ASSETS

Current
Cash	$12,456	$5,372
Prepaid fees	3,217	-
	15,673	5,372

Mineral Property Interest	230,180	230,180
	$245,853	$235,552

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,302	$38,397
Due to related parties	495,384	139,353
Loans payable	76,180	135,825
	585,866	313,575
Contractual Obligations, Commitments And Subsequent Events (Notes 4, 8 and 10)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at December 31, 2015 (46,509,000 common shares at December 31, 2014)	1,947	465

Additional Paid-In Capital	1,070,064	922,215
Accumulated Deficit	(1,412,024)	(1,000,703)
	(340,013)	(78,023)

	$245,853	$235,552

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF OPERATIONS (RESTATED)
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2015 (Restated – Note 2)	2014

Revenue	$-	$-

Operating Expenses
Consulting services	121,409	60,653
Corporate support services	12,759	2,594
Mineral option fees	123,913	-
Office, foreign exchange and sundry	10,136	(913)
Professional fees	94,783	92,861
Transfer and filing fees	27,796	14,470
	390,796	169,665

Operating Loss Before Other Income (Expense)	(390,796)	(169,665)

Other Income (Expense)
Gain on debt forgiveness	-	61,263
Interest, bank and finance charges	(20,525)	(10,015)
	(20,525)	51,248

Net Loss For The Year	$ (411,321)	$(118,417)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	47,436,336	13,426,808

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF CASH FLOWS (RESTATED)
 (Stated in U.S. Dollars)

	YEARS ENDEDDECEMBER 31
	2015 (Restated - Note 2)	2014

Cash Provided By (Used In)

Operating Activities
Net loss for the year	$(411,321)	$(118,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain)	(4,791)	-
Stock issued for services	29,397	-
Warrants issued for services	66,721	-
Gain on debt forgiveness	-	(61,263)
Changes in operating assets and liabilities:
Prepaid expenses	(3,217)	-
Accounts payable and accrued liabilities	33,194	21,584
Due to related party	123,913	-
Accrued interest payable	19,788	9,134
	(146,316)	(148,962)

Financing Activities
Repayment of loans payable	(14,000)	-
Repayment of loans payable – related party	(5,000)	-
Proceeds from loans payable	-	17,484
Proceeds from loans payable – related party	172,400	136,829
	153,400	154,313

Net Increase In Cash	7,084	5,351

Cash, Beginning Of Year	5,372	21

Cash, End Of Year	$12,456	$5,372

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$57,289	-
Common shares issued for debt settlements	$53,213	$-
Common shares issued for mineral property interest	$-	$230,180

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
 (Stated in U.S. Dollars)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, December 31, 2013	11,509,000	$115	$692,385	$(882,286)	$(189,786)

Shares issued for mineral property interest	35,000,000	350	229,830	-	230,180

Net loss for the year	-	-	-	(118,417)	(118,417)

Balance, December 31, 2014	46,509,000	465	922,215	(1,000,703)	(78,023)

Shares issued for debt	1,149,000	12	53,201	-	53,213
Shares issued for consulting services	1,469,825	1,470	27,927	-	29,397
Warrants issued for consulting services	-	-	66,721	-	66,721
Net loss for the year	-	-	-	(411,321)	(411,321)

Balance, December 31, 2015	49,127,825	$1,947	$1,070,064	$(1,412,024)	$(340,013)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS - Restated

Organization

Lode-Star Mining Inc. (formerly International Gold Corp.) (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Cypress, Texas.  The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company acquired a mineral property interest from Lode Star Gold Inc., a private Nevada corporation (“LSG”) on December 11, 2014 (See Note 4) in consideration for the issuance of 35,000,000 common shares of the Company. As a result of this transaction, control of the Company was acquired by LSG.

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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred restated accumulated losses of $1,412,024for the period from December 9, 2004 (inception) to December 31 2015.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s annual financial statements, the Company determined that mineral option fees totaling $123,913 owing under the terms of its Mineral Option Agreement with LSG dated October 4, 2014 had not, but should have been accrued at December 31, 2015. While a deferral of the actual payment to June 18, 2016 had been granted by LSG in November, 2015, the fees still needed to be accrued as long as they remained unpaid. A second deferral was later granted by LSG on June 15, 2016, extending the repayment date to January 18, 2017. On review, the Company determined that the amount was material and a restatement was required.

No fees were required to be accrued at December 31, 2014 in accordance with the terms of the agreement.

The following financial statement items were affected by the restatement:

Balance Sheet
As At December 31, 2015
	As previously reported	Adjustment	Restated
Due to related parties	$ 371,471	$ 123,913	$ 495,384
Current liabilities	$ 461,953	$ 123,913	$ 585,866
Accumulated Deficit	$ (1,288,111)	$ (123,913)	$ (1,412,024)
Stockholders’ Deficiency	$ (216,100)	$ (123,913)	$ (340,013)

Statement of Operations
Year Ended December 31, 2015
	As previously reported	Adjustment	Restated
Mineral option fees	$ -	$ 123,913	$ 123,913
Operating Loss Before Other Income (Expense)	$ (266,883)	$ (123,913)	$ (390,796)
Net Loss For The Year	$ (287,408)	$ (123,913)	$ (411,321)

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Statement of Cash Flows
Year Ended December 31, 2015
	As previously reported	Adjustment	Restated
Net loss for the year	$ (287,408)	$ (123,913)	$ (411,321)
Due to related party	$ -	$ 123,913	$ 123,913

Statement of Stockholders’ Deficiency
Year Ended December 31, 2015
	As previously reported	Adjustment	Restated
Net loss for the year	$ (287,408)	$ (123,913)	$ (411,321)
Balance, December 31, 2015	$ (216,100)	$ (123,913)	$ (340,013)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

4.	MINERAL PROPERTY INTEREST - Restated

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

If the Company fails to make any cash payments to LSG within one year of the Effective Date of the Mineral Option Agreement with LSG dated October 4, 2014, it is required to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the payment of the entire $5 million described above, it must make quarterly cash payments to LSG of $25,000 until such time as the Company has earned the additional 60% interest in the Property. At December 31, 2015 $123,913 in fees payable to LSG has been accrued.

Given that permitting for operations on the Property is still to be completed, at the request of the Company’s management, LSG granted, by a letter of agreement dated November 10, 2015, a deferment of the payment to June 18, 2016. A further deferment, to January 18, 2017, was granted by LSG on June 15, 2016.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST - Restated (Continued)

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

5.	CAPITAL STOCK

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

During the year ended December 31, 2014, the Company received no cash subscriptions for shares of its common stock, however, on December 11, 2014, the Company issued 35,000,000 shares, valued at $230,180, in exchange for the mineral property interest described in Note 4.

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

5.	CAPITAL STOCK (Continued)

Warrants

Summary of warrant activity and warrants outstanding at December 31, 2015:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date
Balance, December 31, 2014	-	-	-	-	-
Granted	3,336,060	$0.02	$0.02
Balance, December 31, 2015	3,336,060	$0.02	$0.02	4.86	November 10, 2020

6.	LOANS PAYABLE

At December 31, 2015, the Company had the following loans payable:

i)
$1,000 (December 31, 2014 - $5,000): unsecured; interest at 15% per annum; originally due on April 20, 2012.
·
On March 19, 2015, $4,000 was paid by the Company in partial settlement of the December 31, 2014 principal balance.
ii)
$65,000 (December 31, 2014 - $75,000): unsecured; interest at 10% per annum from January 10, 2015.
·
$27,500, and any accrued interest was due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;
·
The balance of the outstanding principal, or $37,500, and any accrued interest was due and payable on written demand in full (not received to date) on January 9, 2016; and
·
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

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE - Restated

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE - Restated (Continued)

At December 31, 2015, accrued interest was due to related parties in connection with loans detailed above in Note 6, as follows:

iii)
$2,609 (December 31, 2014 - $883) to the president of the Company.
iv)
$10,157 (December 31, 2014 - $Nil) to the majority shareholder of the Company.
v)
$336 (December 31, 2014 - $Nil) to the majority shareholder of the Company.

During the year ended December 31, 2015, the Company incurred $123,913 (2014 - $Nil) in mineral option fees payable to LSG, which have been accrued as of that date.

During the year ended December 31, 2015, the Company incurred $Nil (2014 - $60,653) in consulting fees and expenses to a former director and president of the Company. See Note 8.

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 4for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

Effective July 1, 2012, the Company entered into a consulting agreement whereby the former sole director and officer of the Company was to provide services as the Company’s CEO, COO, CFO and Corporate Secretary. The consulting agreement, which would otherwise have extended to June 2016, was terminated with immediate effect in accordance with a settlement agreement dated December 5, 2014.

·
Under the terms of that settlement agreement, the Company agreed to pay an aggregate of $34,000 CAD.
·
Of that amount, $Nil was outstanding and included in accounts payable at December 31, 2015 (December 31, 2014: $15,300 ($17,500 CAD).

9.	INCOME TAXES - Restated

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

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2014 – 34%) is as follows:

	2015	2014

Expected income tax recovery	$ (139,800)	$(40,000)
Adjustment for non-deductible stock compensation	32,700	-
Estimated decrease in expected tax recovery resulting from Section 382 net operating loss limitations after change in control	296,400	-
Increase (decrease) in valuation allowance	(189,300)	40,000
	$-	$-

Significant components of deferred income tax assets are as follows:

	2015	2014
Deferred income tax assets
Net operating losses carried forward	$ 151,000	$340,000
Valuation allowance	(151,000)	(340,000)

	$-	$-

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

9.	INCOME TAXES - Restated (Continued)

The Company has approximately $444,000 (2014 - $1,000,700) in net operating losses carried forward which will expire by 2035 if not utilized.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

The Company’s net operating losses carried forward for United States income tax purposes will expire, if not utilized, as follows:

2024	$10,000
2025	7,600
2026	6,000
2027	10,900
2028	53,200
2029	8,975
2030	6,445
2031	6,445
2032	6,445
2033	6,445
2034	6,445
2035	315,200
$444,100

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

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date these financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K/A. Our financial statements for the years ended December 31, 2015 and 2014, included in this report, have been audited by MaloneBailey LLP, 9801 Westheimer Road, Suite 1100, Houston, Texas 77042 (2015) and Morgan LLP, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1 (2014).

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

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K/A.  Based on this evaluation, when our report on Form 10-K was first filed on March 29, 2016, our Chief Executive Officer and Chief Financial Officer had concluded that as of the end of the period covered by this Annual Report on Form 10-K/A, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Subsequent to that date, we determined that certain fees due for the year ended December 31, 2015 under the terms of an agreement with our majority shareholder had not been accrued. On review, we concluded that the error was material, that a restatement of the financial statements for that year was required, and therefore our disclosure controls and procedures over financial reporting were not adequate as of December 31, 2015.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, when our report on Form 10-K was first filed on March 29, 2016, our Chief Executive Officer and Chief Financial Officer had concluded that our internal controls over financial reporting were effective as of December 31, 2015.

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

Subsequent to that date, we determined that certain fees due for the year ended December 31, 2015 under the terms of an agreement with our majority shareholder had not been accrued. On review, we concluded that the error was material, that a restatement of the financial statements for that year was required, and that our internal controls over financial reporting were not effective as of December 31, 2015.

In order to address the weakness in Disclosure Controls and Procedures and in Internal Control over Financial Reporting, the Company has adopted, with immediate effect, a procedure to list and review all contract obligations at the end of each reporting period, specifically with regard to possible liabilities to be accrued, with a formal sign-off on the conclusions of the review being required by our Chief Executive Officer and Chief Financial Officer, and the Company’s primary accounting personnel.

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

The procedure described above that has been implemented by the Company starting in August, 2016 in order to address the weakness in disclosure controls and internal control existing at the time of filing the initial report on Form 10-K for the year ended December 31, 2015 will impact on all financial reports to be filed going forward.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Audit Committee

We have not appointed members of our audit committee. However the chairman will be independent within the meaning of applicable SEC rules and NYSE MKT listing standards as an “audit committee financial expert” as defined in the rules and regulations of the SEC, and that is financially literate under the current listing standards of the NYSE MKT. The audit committee has oversight responsibilities regarding matters including:

· the integrity of our financial statements and our financial reporting and disclosure practices;
· the soundness of our system of internal controls regarding finance and accounting compliance;
· the independent registered public accounting firm’s qualifications and independence;
· the engagement of the independent registered public accounting firm;
· the performance of our internal audit function and independent registered public accounting firm;
· our compliance with legal and regulatory requirements in connection with the foregoing;
· review of related party transactions in accordance with our written policy as to such transactions; and
· compliance with our Code of Conduct and Ethics.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Compensation Committee

We have not appointed members of our compensation committee. However, the chairman of the committee will be independent within the meaning of the listing standards of the NYSE MKT. The compensation committee is authorized to assist the board in discharging the board’s responsibilities relating to matters including:

· review and administration of compensation and benefit policies and programs designed to attract, motivate and retain personnel with the requisite skills and abilities to us to achieve superior operating results;
· review and approval, annually of goals and objectives relevant to compensation of our Chief Executive Officer, including evaluating the performance of the Chief Executive Officer in light of those goals and objectives and setting of our Chief Executive Officer’s compensation based on such evaluation (and our compensation committee will have sole authority to determine such compensation);
· establishment of the compensation of our other executives and the Chairman of our board, and recommendation of the compensation of our non-employee directors for approval by majority vote of independent directors, and
· issuance of an annual report on executive compensation for inclusion in our annual proxy statement, once required.

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

Nominating and Governance Committee

We have not appointed members of our nominating and governance committee. However, the chairman of the committee will be independent within the meaning of the listing standards of NYSE MKT. The nominating and governance committee is authorized to:

· recommend to the board nominees for election as directors and committee members;
· develop and recommend to the board a set of corporate governance guidelines;
· review candidates for nomination for election as directors submitted by directors, officers, employees and stockholders and establish procedures to be followed by stockholders in submitting nominees;
· recommend to the board non-renomination or removal from the board or a board committee as appropriate;
· review with the board the requisite skills and characteristics for continuation as board members, the selection of new board members and board composition; and
· select, retain and evaluate any search firm with respect to the identification of candidates for nomination for election as directors (and our nominating and governance committee shall have the sole authority to approve any such firm’s fees and other retention terms).

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

ITEM 11.	EXECUTIVE COMPENSATION. (continued)

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

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	1,225,000	2.49%

Thomas Temkin (4)	20,000	0.04%

All executive officers and directors as a group (2 persons)	1,245,000	2.53%

Lode Star Gold Inc. (5)	35,000,000	71.24%

Lonnie S. Humphries Non-Exempt Trust (5)	200,000	0.41%

Lonnie S. Humphries	1,369,756	2.79%

1)
Unless otherwise indicated, the address of all named persons is 13529 Skinner Road, Suite N, Cypress, Texas  77429-1775

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

As of December 31, 2015, the following amounts were due to related parties:

·
To Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director: an unsecured loan with interest at 5% per annum; with no specific terms of repayment, in the amount of $40,789 plus accrued interest of $2,609

·
To Lode Star Gold Inc., our controlling shareholder ("LSG"): two unsecured loans with interest at 5% per annum, with no specific terms of repayment, totaling $313,966 plus accrued interest totaling $10,493, and $123,913 in accrued mineral option fees payable under the terms of our Mineral Option Agreement with LSG dated October 4, 2014

·
To Lonnie Humphries, the sole shareholder of Lode Star Gold Inc., our controlling shareholder: an unsecured, non-interest bearing loan of $3,612, with no specific terms of repayment

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2016

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	August 10, 2016
Mark Walmesley