Form 10-Q/A
period 2016-03-31
Lode-Star Mining Inc.
filed 2016-08-11
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2016 which was originally filed on May 11, 2016 to correctly include the accrual of mineral option fees, as disclosed in the restated Financial Statements included herein. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Quarterly Report on Form 10-Q, except as required to reflect the additional information included in the restated Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM FINANCIAL STATEMENTS (RESTATED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
 (Unaudited)
 (Stated in U.S. Dollars)

LODE-STAR MINING INC.
(formerly International Gold Corp.)

BALANCE SHEETS (RESTATED)
 (Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2016	2015
	(Unaudited)
	(Restated – Note 2)

ASSETS

Current
Cash	$374	$12,456
Prepaid fees	3,217	3,217
	3,591	15,673

Mineral Property Interest	230,180	230,180
	$233,771	$245,853

LIABILITIES

Current
Accounts payable and accrued liabilities	$48,882	$14,302
Due to related parties	571,327	495,384
Loans payable	67,892	76,180
	688,101	585,866
Contractual Obligations, Commitments And Subsequent Events (Notes 4, 8 and 9)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at March 31, 2016 and December 31, 2015	1,947	1,947

Additional Paid-In Capital	1,070,064	1,070,064
Accumulated Deficit	(1,526,341)	(1,412,024)
	(454,330)	(340,013)
	$233,771	$245,853

The accompanying condensed notes are an integral part of these unaudited financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF OPERATIONS (RESTATED)
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2016 (Restated – Note 2)	2015

Revenue	$-	$-

Operating Expenses
Consulting services	$5,702	$423
Corporate support services	570	1,285
Mineral option fees	24,988	-
Office, foreign exchange and sundry	4,361	10,297
Professional fees	15,567	20,352
Transfer and filing fees	16,327	4,982
	67,515	37,339

Operating Loss Before Other Income (Expense)	(67,515)	(37,339)

Other Income (Expense)
Interest, bank and finance charges	(6,576)	(4,188)
Penalties	(40,226)	-
	(46,802)	(4,188)

Net Loss For The Period	$(114,317)	$(41,527)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	49,127,825	46,509,000

The accompanying condensed notes are an integral part of these unaudited financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF CASH FLOWS (RESTATED)
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	MARCH 31
	2016 (Restated - Note 2)	2015

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(114,317)	$(41,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	1,806	(2,498)
Changes in operating assets and liabilities:
Prepaid expenses	-	(697)
Accounts payable and accrued liabilities	63,932	(8,429)
Due to related party	24,988	-
Accrued interest payable	6,509	4,021
	(17,082)	(49,130)

Financing Activities
Repayment of loans payable	(10,000)	(4,000)
Repayment of loans payable – related party	-	(4,000)
Proceeds from loans payable – related party	15,000	65,000
	5,000	57,000

Net Increase (Decrease) In Cash	(12,082)	7,870

Cash, Beginning Of Period	12,456	5,372

Cash, End Of Period	$374	$13,242

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$29,352	$8,526
Debt settlements for common shares, to be issued	$-	$53,213

The accompanying condensed notes are an integral part of these unaudited financial statements.

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $1,526,341 for the period from December 9, 2004 (inception) to March 31, 2016, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K/A for the year ended December 31, 2015.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2015, has been omitted.  The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results for the entire year ending December 31, 2016.

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

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
 (Unaudited)
(Stated in U.S. Dollars)

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s quarterly financial statements, the Company determined that mineral option fees totaling $148,901 owing under the terms of its Mineral Option Agreement with LSG dated October 4, 2014 had not, but should have been accrued at March 31, 2016. While a deferral of the actual payment to June 18, 2016 had been granted by LSG in November, 2015, the fees still needed to be accrued as long as they remained unpaid. A second deferral was later granted by LSG on June 15, 2016, extending the repayment date to January 18, 2017. On review, the Company determined that the amount was material and a restatement was required.
Of the total fees that needed to be accrued in accordance with the terms of the agreement, $123,913 related to the year ended December 31, 2015 and $24,988 to the quarter ended March 31, 2016.
The following financial statement items were affected by the restatement:
Balance Sheet
As At March 31, 2016
	As previously reported	Adjustment	Restated
Due to related parties	$ 422,426	$ 148,901	$ 571,327
Current liabilities	$ 539,200	$ 148,901	$ 688,101
Accumulated Deficit	$ (1,377,440)	$ (148,901)	$ (1,526,341)
Stockholders’ Deficiency	$ (305,429)	$ (148,901)	$ (454,330)

Statement of Operations
Three Months Ended March 31, 2016
	As previously reported	Adjustment	Restated
Mineral option fees	$ -	$ 24,988	$ 24,988
Operating Loss Before Other Income (Expense)	$ (42,527)	$ (24,988)	$ (67,515)
Net Loss For The Period	$ (89,329)	$ (24,988)	$ (114,317)

Statement of Cash Flows
Three Months Ended March 31, 2016
	As previously reported	Adjustment	Restated
Net loss for the period	$ (89,329)	$ (24,988)	$ (114,317)
Due to related party	$ -	$ 24,988	$ 24,988

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
 (Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST - Restated

If the Company fails to make any cash payments to LSG within one year of the Effective Date of the Mineral Option Agreement with LSG dated October 4, 2014, it is required to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the terms necessary to acquire the additional 60% interest in the property, including the payment of an aggregate $5 million, it must make quarterly cash payments to LSG of $25,000. At March 31, 2016, $148,901 in fees payable to LSG has been accrued.

Given that permitting for operations on the Property is still to be completed, at the request of the Company’s management, LSG granted, by a letter of agreement dated November 10, 2015, a deferment of the payment to June 11, 2016. A further deferment, to January 18, 2017, was granted by LSG on June 15, 2016.

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

INTERNATIONAL GOLD CORP.

CONDENSED NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
 (Unaudited)
(Stated in U.S. Dollars)

6.	LOANS PAYABLE

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

During the three months ended March 31, 2016, the majority shareholder of the Company paid a total of $29,352 to various vendors on behalf of the Company. That amount is included in the $53,318 loan balance detailed in Note 6 above.

At March 31, 2016, accrued interest was due to related parties in connection with loans detailed above in Note 6, as follows:

Loan iii)
$3,253 (December 31, 2015 - $2,609) to the president of the Company.
Loan iv)
$13,864 (December 31, 2015 - $10,157) to the majority shareholder of the Company.
Loan  v)
$783 (December 31, 2015 - $336) to the majority shareholder of the Company.

During the three months ended March 31, 2016, the Company incurred $24,988 (2014 - $Nil) in mineral option fees payable to LSG, which have been accrued as of that date. $123,913 was accrued at December 31, 2015 (2014 - $Nil).

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 4 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

9.	SUBSEQUENT EVENTS

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

On October 4, 2014 (the “Effective Date”), we entered into a definitive mineral option agreement (the "Option Agreement") which superseded the LSG LOI. Pursuant to the Option Agreement, we were to issue LSG 35,000,000 shares of our common stock in exchange for a 20% undivided interest in the Property (the “Acquisition”). In order to earn an additional 60% undivided interest in the Property (for a total of 80%), we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter returns ("NSR") royalty, each beginning on the closing date of a subscription agreement for the shares (the “Closing Date”). Until such time as we have earned the additional 60% interest, the NSR royalty will be split as to 79.2% to LSG, 19.8% to us and 1% to the former Property owner.

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

Recent Developments

Given that permitting for operations on the Property is still to be completed, at the request of our management, LSG granted, by a letter of agreement dated November 10, 2015, deferment to June 11, 2016 of the payment otherwise due within one year of the Effective Date (i.e. on December 11, 2015) if we fail to make any cash payments to LSG.

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

Results of Operations

To March 31, 2016

The following summary of our results of operations should be read in conjunction with our restated financial statements for the period ended March 31, 2016 which are included with this Report.

	Three Months Ended March 31		Change
	2016 - Restated	2015	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	67,515	37,339	30,176	81%
Loss from Operations	(67,515)	(37,339)	(30,176)	81%
Other Income (Expense)	(46,802)	(4,188)	(42,614)	1,018%
Net Loss For The Period	$ (114,317)	$(41,527)	$ (72,790)	175%

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $114,317 for the three month period ended March 31, 2016 and have an accumulated deficit of $1,526,341. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Expenses – Three months ended March 31, 2016 and 2015

Notable period over period differences are as follows:

	Three Months Ended March 31		Change
	2016 - Restated	2015	Amount	Percentage
Consulting services	$5,702	$423	$5,279	1,248%
Mineral option fees	$ 24,988	$ -	$ 24,988	-
Office, foreign exchange and sundry	$4,361	$10,297	$(5,936)	(58%)
Professional fees	$15,567	$20,352	$(4,785)	(24%)
Transfer and filing fees	$16,327	$4,982	$11,345	228%
Interest, bank and finance charges	$6,576	$4,188	$2,388	57%
Penalties	$40,226	$-	$40,226	-

●
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
●
Mineral option fees of $24,988 were incurred in the current quarter under the terms of our Mineral Option Agreement with LSM, while no similar fees were incurred in Q1 of 2015.
●
Office, foreign exchange and sundry was lower in 2016 primarily due to a decrease in IT expenses, resulting from one-time requirements in 2015.
●
Professional fees were lower in 2016 primarily due to differences in the timing and amounts for the 2015 and 2014 audit fees, expensed in Q1 2016 and Q1 2015 respectively. Also, legal fees decreased nominally.
●
Transfer and filing fees were higher in 2016 primarily due to a $10,000 annual fee for the OTCQB marketplace that was first charged in April, 2015, resulting in no expense in the first quarter of that year. In 2016, the fee was charged in Q1.
●
Interest, bank and finance charges were higher in 2016 mainly due to increased loan amounts. The average interest-bearing principal balance outstanding was approximately $259,000 in Q1 2015 compared to approximately $438,000 in Q1 2016.
●
Penalties consist of amounts charged by the IRS for 2012 and 2013 for failure to file Forms 5472 by the due date of our income tax returns for those years. We are appealing those penalties and requesting that they be waived or abated on the grounds that we had reasonable cause. The outcome of our appeal is not determinable at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at March 31, 2016 and December 31, 2015

Items with notable period-end differences are as follows:

	March 31	December 31	Change
	2016 - Restated	2015 -Restated	Amount	Percentage
Cash	$374	$12,456	$(12,082)	(97%)
Accounts payable and accrued liabilities	$48,882	$14,302	$34,580	242%
Due to related parties	$ 571,327	$ 495,384	$ 75,943	15%
Loans payable	$67,892	$76,180	$(8,288)	(11%)

▪
Cash decreased primarily due to the settlement of certain Accounts payable and accrued liabilities.
▪
Accounts payable and accrued liabilities increased primarily due to penalties from the IRS of approximately $40,000, offset somewhat by the payment of approximately $7,000 for non-recurring 2015 legal fees.
▪
Due to related parties increased primarily as a result of new loan amounts totaling $15,000 and new accrued interest of approximately $5,000, together with expenses paid by related parties on our behalf totaling approximately 29,000 and mineral option fees of approximately $25,000 due to LSG being incurred.
▪
Loans payable decreased due to a loan repayment of $10,000, offset by new accrued interest of approximately $2,000.

Liquidity and Capital Resources

As of March 31, 2016, our total assets were $233,771, and our total liabilities were $688,101. Our working capital as at March 31, 2016 and December 31, 2015 and the changes between those dates are summarized as follows:

	March 31	December 31	Increase/(Decrease)
	2016 - Restated	2015 - Restated	Amount	Percentage
Current Assets	$ 3,591	$ 15,673	$ (12,082)	(77%)
Current Liabilities	688,101	585,866	102,235	17%
Working Capital (Deficiency)	$ (684,510)	$ (570,193)	$ (114,317)	20%

The decrease in our working capital from December 31, 2015 to March 31, 2016 was primarily due to the increase in amounts due to related parties of approximately $76,000 (of which approximately $25,000 was accrued mineral option fees due to LSG), offset by the decrease in loans payable of approximately $8,000, plus the accrual of approximately $44,000 for IRS penalties.

Cash Flows
	Three Months Ended March 31		Change
	2016- Restated	2015	Amount	Percentage
Cash Provided By (Used In):	(No Change)
Operating Activities	$(17,082)	$(49,130)	$32,048	(65%)
Financing Activities	5,000	57,000	(52,000)	(91%)
Net increase (decrease) in cash	$(12,082)	$7,870	$(19,952)	(254%)

Cash Used In Operating Activities
The period over period decrease in cash used in operating activities of approximately $32,000 is mainly due to the following:

Operating and Other expenses were higher by approximately $73,000 (comprised primarily of the differences explained above under Expenses) in Q1 2016 than in Q1, 2015; offset by:

1.
an approximate $4,000 swing from a foreign exchange gain in Q1 2015 to a loss in Q1 2016

2.
an approximate $72,000 swing in the change in accounts payable and accrued liabilities

3.
an approximate $3,000 swing in the change in accrued interest

4.
an approximate $1,000 swing in the change in prepaid expenses

5.
an accrual in the current quarter of approximately $25,000 in Mineral option fees

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, when our report on Form 10-Q was first filed on May 11, 2016, our Principal Executive Officer and Principal Financial Officer had concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Subsequent to that date, we determined that certain fees due for the quarter ended March 31, 2016 under the terms of an agreement with our majority shareholder had not been accrued. On review, we concluded that the error was material, that a restatement of the financial statements for that quarter was required, and therefore that our disclosure controls and procedures over financial reporting were not adequate as of March 31, 2016.

In order to address the weakness in Disclosure Controls and Procedures, the Company has adopted, with immediate effect, a procedure to list and review all contract obligations at the end of each reporting period, specifically with regard to possible liabilities to be accrued, with a formal sign-off on the conclusions of the review being required by our Chief Executive Officer and Chief Financial Officer, and the Company’s primary accounting personnel.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The procedure described above that has been implemented by the Company starting in August, 2016 in order to address the weakness in disclosure controls and procedures existing at the time of filing the initial report on Form 10-Q for the period ended March 31, 2016 will impact on all financial reports to be filed going forward.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A. RISK FACTORS, in our reports filed on Form 10-K and 10-K/A for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31, 2016.

Within the past three years we have not issued any equity securities that were not registered under the Securities Act, other than as disclosed in previous reports on Forms 10-Q, 10-K, 10-K/A or 8-K.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2016.

LODE-STAR GOLD INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	August 11, 2016
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	August 11, 2016
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase