Form 10-Q
period 2016-06-30
Lode-Star Mining Inc.
filed 2016-08-11
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,127,825 as of August 11, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
 (Unaudited)
 (Stated in U.S. Dollars)

LODE-STAR MINING INC.
(formerly International Gold Corp.)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2016	2015
	(Unaudited)
ASSETS

Current
Cash	$13,121	$12,456
Prepaid fees	3,217	3,217
	16,338	15,673

Mineral Property Interest	230,180	230,180
	$246,518	$245,853

LIABILITIES

Current
Accounts payable and accrued liabilities	$24,431	$14,302
Due to related parties	640,701	495,384
Loans payable	69,520	76,180
	734,652	585,866
Contractual Obligations, Commitments And Subsequent Events (Notes 3, 7 and 8)

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at June 30, 2016 and December 31, 2015	1,947	1,947

Additional Paid-In Capital	1,070,064	1,070,064
Accumulated Deficit	(1,560,145)	(1,412,024)
	(488,134)	(340,013)
	$246,518	$245,853

The accompanying condensed notes are an integral part of these unaudited financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses
Consulting services	6,121	12,832	11,823	13,255
Corporate support services	572	1,265	1,142	2,550
Mineral option fees	25,000	-	49,988	-
Office, foreign exchange and sundry	3,756	(4,236)	8,117	6,061
Professional fees	8,311	19,357	23,878	39,709
Transfer and filing fees	3,084	22,067	19,411	27,049
	46,844	51,285	114,359	88,624

Operating Loss Before Other Income (Expense)	(46,844)	(51,285)	(114,359)	(88,624)

Other Income (Expense)
Interest, bank and finance charges	(7,073)	(4,882)	(13,649)	(9,070)
Penalties	20,113	-	(20,113)	-
	13,040	(4,882)	(33,762)	(9,070)

Net Loss For The Period	$(33,804)	$(56,167)	$(148,121)	$(97,694)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	49,127,825	47,582,242	49,127,825	47,048,586

The accompanying condensed notes are an integral part of these unaudited financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	SIX MONTHS ENDED
	JUNE 30
	2016	2015

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(148,121)	$(97,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	1,720	(2,050)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	48,644	(13,476)
Due to related party	49,988	-
Accrued interest payable	13,434	8,769
	(34,335)	(104,451)

Financing Activities
Repayment of loans payable	(10,000)	(4,000)
Proceeds from loans payable – related party	45,000	102,606
	35,000	98,606

Net Increase (Decrease) In Cash	665	(5,845)

Cash, Beginning Of Period	12,456	5,372

Cash (Bank overdraft), End Of Period	$13,121	$(473)

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$38,515	$16,469
Common shares issued for debt settlements	$-	$53,213

The accompanying condensed notes are an integral part of these unaudited financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

CONDENSED NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED June 30, 2016 AND 2015
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $1,560,145 for the period from December 9, 2004 (inception) to June 30, 2016, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2015.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2015, has been omitted.  The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of results for the entire year ending December 31, 2016.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications on the interim statement of cash flows for the six months ended June 30, 2015 had no effect on the reported results of operations. Expenses paid by a related party on behalf of the Company were removed from the net amount of loan advances and from the change in accounts payable, and are shown as a Non-cash Financing Activity. The foreign exchange gain component of the change in loan balances was removed and shown as an adjustment to reconcile net loss to net cash used in operating activities. Accrued interest that was exchanged for shares to be issued was removed from the decrease in accrued liabilities and from the net amount of loan advances. The amount is included in Non-cash Financing Activity, as part of Common shares issued for debt settlements. The remaining net amount of loan advances was separated into repayments of loans payable to non-related parties, and loan proceeds from related parties. These changes in classification decreased the amount previously reported as Cash Used In Operating Activities for the six months ended June 30, 2015 from $145,621 to $104,451. Offsetting that change, the amount previously reported for the 2015 period as Cash Provided By Financing Activities decreased from $139,776 to $98,606.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

CONDENSED NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED June 30, 2016 AND 2015
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

Given that permitting for operations on the Property is still to be completed, at the request of the Company’s management, LSG granted, by a letter of agreement dated June 15, 2016, a deferment to January 18, 2017 of payments totaling $173,901 otherwise due at June 30, 2016 in accordance with the Mineral Option Agreement between the parties dated October 4, 2014.

The Company assessed its mineral property interest at June 30, 2016 and to the date of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

4.	CAPITAL STOCK

During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company did not receive any cash subscriptions for shares of its common stock. No preferred shares have been issued to the date of issue of these financial statements.

Summary of warrant activity and warrants outstanding at June 30, 2016:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date
Balance, December 31, 2015	3,336,060	$0.02	$0.02	4.86	November 10, 2020
Granted	-	$-	$-	-
Expired	-	$-	$-	-
Exercised	-	$-	$-	-
Balance June 30, 2016	3,333,060	$0.02	$0.02	4.36	November 10, 2020

5.	LOANS PAYABLE

At June 30, 2016, the Company had the following loans payable:

i)
$1,000 (December 31, 2015 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012.
ii)
$55,000 (December 31, 2015 - $65,000): unsecured; interest at 10% per annum from January 10, 2015.
■
$27,500, and any accrued interest was due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000.
■
The other $27,500 of outstanding principal and any accrued interest was due and payable on written demand in full (not received to date) on January 9, 2016.
■
The Company shall have the right to repay all or any part of the principal and any accrued interest to the lender at any time and from time to time, without any premium.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

CONDENSED NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED June 30, 2016 AND 2015
 (Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE (Continued)

iii)
$42,278 (December 31, 2015 - $40,789): unsecured; interest at 5% per annum; with no specific terms of repayment, due to a related party, the president of the Company.
iv)
$335,000 (December 31, 2015 - $290,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to a related party, LSG, the Company’s majority shareholder.
v)
$62,481 (December 31, 2015 - $23,966): unsecured; interest at 5% per annum; with no specific terms of repayment, due to a related party, LSG, the Company’s majority shareholder.
vi)
$3,844 (December 31, 2015 - $3,613): unsecured; non-interest bearing; with no specific terms of repayment, due to a related party, the controlling shareholder of LSG.

As of June 30, 2016, interest totaling $36,717 (December 31, 2015 - $23,283) was accrued on the above loan amounts.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

During the six months ended June 30, 2016, the Company accrued mineral option fees totaling $49,988 due to its majority shareholder under terms of the Mineral Option Agreement between the parties. The balance due at June 30, 2016 was $173,901 (December 31, 2015: $123,913).

During the six months ended June 30, 2016, the majority shareholder of the Company paid a total of $38,515 to various vendors on behalf of the Company. That amount is included in the $62,481 loan balance detailed in Note 5 above.

At June 30, 2016, accrued interest was due to related parties in connection with loans detailed above in Note 5, as follows:
Loan iii)
$3,774 (December 31, 2015 - $2,609) to the president of the Company.
Loan iv)
$17,888 (December 31, 2015 - $10,157) to the majority shareholder of the Company.
Loan v)
$1,535 (December 31, 2015 - $336) to the majority shareholder of the Company.

At June 30, 2016, the $640,701 total due to related parties is comprised of the following:
Loans and accrued interest - $466,800 (December 31, 2015: $371,471)
Mineral option fees payable - $173,901(December 31, 2015: $123,913)

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Under the terms of the Mineral Option Agreement between the Company and LSG, its majority shareholder, payments are due from the Company to LSG as follows:

If the Company fails to make any option cash payments for a period of one year from the Effective Date of the agreement (October 4, 2014) the Company shall pay an additional $100,000 on the first anniversary of the Effective Date and in any subsequent year in which the Company has failed to exercise its option to acquire a further 60% interest in the property and the agreement remains in effect, the Company shall make quarterly cash payments of $25,000, payable on the last day of the applicable quarter, until such time as the option to acquire the additional 60% interest has been exercised.

No option cash payments have been made by the Company to date and amounts totaling $173,901 were included in accrued liabilities at June 30, 2016 (December 31, 2015: $123,913).

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

If we fail to make any cash payments to LSG within one year of the Effective Date of the Mineral Option Agreement (October 4, 2014), we are required to pay LSG an additional $100,000, and in any subsequent years in which we fail to complete the payment of the entire $5 million described above, we must make quarterly cash payments to LSG of $25,000 until such time as we have earned the additional 60% interest in the Property.

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

■
Consider, develop and submit work programs to the management committee for consideration and approval, and to implement work programs when approved;
■
Carry out operations in a prudent and workmanlike manner and in accordance with all applicable laws and regulations, and all agreements, permits and licenses relating to the Property and LSG;
■
Pay and discharge all wages and accounts for material and services and all other costs and expenses that may be incurred by us in connection with our operations on the property;
■
Maintain and keep in force and, upon request by LSG provide reasonable documentary verification of, levels of insurance as are reasonable in respect of our activities in connection with the Property;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

■
Maintain true and correct books, accounts and records of expenditures; and
■
Deliver to the management committee quarterly and annual progress reports.

To the issuance date of this report, no work programs have been approved and LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved later this year.

Recent Developments

Given that permitting for operations on the Property is still to be completed, at the request of our management, LSG granted, by a letter of agreement dated June 15, 2016, a deferment to January 18, 2017 of payments totaling $173,901 otherwise due at June 30, 2016 in accordance with the Option Agreement.

On April 21, 2016, we announced the completion of two water monitoring holes required by the Nevada Department of Environmental Protection (NDEP). The two wells were then sampled and as of July 22, 2016, we completed our second of two water samplings as required by the NDEP. That second set of samples has been sent to a testing lab for processing. Once the lab results come back, we will complete and file our permit application.

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

Plan of Operations

We anticipate that we will require approximately $2 million to pursue our plan of operations over the next 12 months, as detailed in our previous quarterly filing.

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

Results of Operations

To June 30, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June, 2016 which are included with this Report.

	Three Months Ended June 30		Change
	2016	2015	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	46,844	51,285	(4,441)	(9%)
Loss from Operations	(46,844)	(51,285)	4,441	(9%)
Other Income (Expense)	13,040	(4,882)	17,922	(367%)
Net Loss For The Period	$(33,804)	(56,167)	22,363	(40%)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $33,804 for the three month period ended June, 2016 and have an accumulated deficit of $1,560,145. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses – Three months ended June 30, 2016 and 2015

Notable period over period differences are as follows:

	Three Months Ended June 30		Change
	2016	2015	Amount	Percentage
Consulting services	$6,121	$12,832	$(6,711)	(52%)
Mineral option fees	$25,000	$-	$25,000	-
Office, foreign exchange and sundry	$3,756	$(4,236)	$7,992	(189%)
Professional fees	$8,311	$19,357	$(11,046)	(57%)
Transfer and filing fees	$3,084	$22,067	$(18,983)	(86%)
Interest, bank and finance charges	$7,073	$4,882	$2,191	45%
Penalties	$(20,113)	$-	$(20,113)	-

■
Consulting services – Consulting costs for the first six months of 2015 were reallocated from IT (in Office, foreign exchange and sundry) to Consulting in Q2 of that year. As a result, Consulting services in Q2 of 2015 reflects six months of that expense compared to three months being reflected in Q2 of 2016. The year to date Consulting services amounts are relatively equal in 2016 and 2015, with a minor variation due to changes in foreign exchange rates.
■
Mineral option fees were incurred in Q2 2016, but not in Q2 2015, under the terms of our Mineral Option Agreement with LSG. They first became due in Q4 of 2015.
■
Office, foreign exchange and sundry was higher in 2016 primarily due to the reallocation described above from Office, foreign exchange and sundry to Consulting services expense in Q2 of 2015.
■
Professional fees were lower in 2016 primarily due to non-recurring 2015 legal fees and 2016 fees from the previous auditor decreasing as a result of the handover of services.
■
Transfer and filing fees were higher in 2015 primarily due to two factors: The $10,000 annual fee for the OTC Markets was first charged in the second quarter of 2015 versus the first quarter of 2016, and a non-recurring fee to the Depository Trust Corporation of $8,000 was also incurred in Q2 of 2015.
■
Interest, bank and finance charges were higher in 2016 mainly due to increased loan amounts. Interest-bearing loan balances totaled approximately $340,000 at June 30, 2015 compared to $533,000 at June 30, 2016.
■
Penalties consists of an amount charged by the IRS for 2012 for failure to file Forms 5472 by the due date of our income tax return for that year, which has now been reversed in the current quarter. The IRS notified us on May 30, 2016 that the penalty was waived. The outcome of our appeal for an identical penalty for tax year 2013 is not determinable at this time.

Balance Sheet at June 30, 2016 and December 31, 2015

Items with notable period-end differences are as follows:

	June 30	December 31	Change
	2016	2015	Amount	Percentage
Accounts payable and accrued liabilities	$24,431	$14,302	$10,129	71%
Due to related parties	$640,701	$495,384	$145,317	29%
Loans payable	$69,520	$76,180	$(6,660)	(9%)

■
Accounts payable and accrued liabilities increased primarily due to the accrual of a penalty from the IRS of approximately $20,000 for tax year 2013, offset by payments totaling approximately $10,000 for 2015 professional fees.
■
Due to related parties increased as a result of new loan amounts totaling approximately $47,000 and new accrued interest of approximately $10,000, together with expenses paid by related parties on our behalf totaling approximately 38,000, plus accrued Mineral option fees of approximately $50,000.
■
Loans payable decreased due to a loan repayment of $10,000, offset by new accrued interest of approximately $3,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

As of June 30, 2016, our total assets were $246,518, and our total liabilities were $734,652. Our working capital as at June 30, 2016 and December 31, 2015 and the changes between those dates are summarized as follows:

	June 30	December 31	Increase/(Decrease)
	2016	2015	Amount	Percentage
Current Assets	$16,338	$15,673	$665	4%
Current Liabilities	734,652	585,866	148,786	25%
Working Capital (Deficiency)	$(718,314)	$(570,193)	$(148,121)	26%

The decrease in our working capital from December 31, 2015 to June 30, 2016 was primarily due to the increase in amounts due to related parties of approximately $145,000 plus the accrual of approximately $20,000 for an IRS penalty for tax year 2013, offset by the decrease in loans payable of approximately $7,000 and by payments totaling approximately $10,000 for 2015 professional fees.

Cash Flows
	Six Months Ended June 30		Change
	2016	2015	Amount	Percentage
Cash Provided By (Used In):
Operating Activities	$(34,335)	$(104,451)	$70,116	(67%)
Financing Activities	35,000	98,606	(63,606)	(65%)
Net increase (decrease) in cash	$665	$(5,845)	$6,510	(111%)

Cash Used In Operating Activities
 The period over period decrease in cash used in operating activities of approximately $70,000 was mainly due to the following:
An increase in net loss for the period of approximately $50,000, offset by:
1.
A change of approximately $4,000 from a foreign exchange gain in 2015 to a loss in 2016;
2.
Accrued Mineral option fees of approximately $50,000 in Q2 of 2016, with none in Q2 of 2015
3.
A difference of approximately $62,000 in the change in accounts payable and accrued liabilities, partly due to an increase in expenses paid by a related party on our behalf; and
4.
A difference of approximately $5,000 in the change in accrued interest, as interest-bearing loan balances increased.

Cash Provided By Financing Activities
The approximately $64,000 decrease in cash provided by financing activities was due to related party loan advances in 2016 being lower than those in 2015 by approximately $58,000, plus repayment of loans payable that were higher by $6,000 in 2016 than in 2015.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

Subsequent to that date, but prior to the completion of our financial statements for the period ended June 30, 2016, we determined that certain fees due under the terms of an agreement with our majority shareholder had not been accrued at December 31, 2015 or March 31, 2016, and would similarly need to be accrued at June 30, 2016. On review, we concluded that the amounts were material and that the financial statements for the year ended December 31, 2015 and the quarter ended March 31, 2016 should be restated. Given that this determination was made after June 30, 2016, we concluded that our disclosure controls and procedures over financial reporting were not adequate as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The procedure described above that has been implemented by the Company starting in August, 2016 in order to address the weakness in disclosure controls and procedures existing at June 30, 2016 will impact on all financial reports to be filed going forward.

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

We had no unregistered sales of securities during the three months ended June 30, 2016.

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