Form 10-Q
period 2016-09-30
Lode-Star Mining Inc.
filed 2016-11-10
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,127,825 as of November 10, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
 (Unaudited)
 (Stated in U.S. Dollars)

LODE-STAR MINING INC.
(formerly International Gold Corp.)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2016	2015
	(Unaudited)
ASSETS

Current
Cash	$10,019	$12,456
Prepaid fees	3,217	3,217
Total current assets	13,236	15,673

Mineral Property Interest	230,180	230,180
Total assets	$243,416	$245,853

LIABILITIES

Current
Accounts payable and accrued liabilities	$25,460	$14,302
Due to related parties	700,761	495,384
Loans payable	66,088	76,180
Total current liabilities	792,309	585,866

Contractual Obligations, Commitments And Subsequent Events (Notes 3, 7 and 8)

STOCKHOLDERS’ DEFICIT

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at September 30, 2016 and December 31, 2015	1,947	1,947

Additional Paid-In Capital	1,070,064	1,070,064
Accumulated Deficit	(1,620,904)	(1,412,024)
Stockholders' deficit	(548,893)	(340,013)
Total liabilities and stockholders' deficit	$243,416	$245,853

The accompanying condensed notes are an integral part of these interim financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF OPERATIONS
(Unaudited)
 (Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses
Consulting services	6,834	6,102	18,657	19,356
Corporate support services	482	1,140	1,625	3,691
Mineral option fees	25,000	-	74,988	-
Office, foreign exchange and sundry	3,789	(2,306)	11,905	3,756
Professional fees	12,206	10,592	36,084	50,301
Transfer and filing fees	5,074	2,470	24,485	29,519
Total expenses	53,385	17,998	167,744	106,623

Operating Loss Before Other Income (Expense)	(53,385)	(17,998)	(167,744)	(106,623)

Other Income (Expense)
Interest, bank and finance charges	(7,374)	(5,544)	(21,023)	(14,613)
Penalties	-	-	(20,113)	-
Total other income (expense)	(7,374)	(5,544)	(41,136)	(14,613)

Net Loss For The Period	$(60,759)	$(23,542)	$(208,880)	$(121,236)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	49,127,825	47,658,000	49,127,825	47,253,956

The accompanying condensed notes are an integral part of these interim financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2016	2015

Cash Provided By (Used In)

Operating Activities
Net loss for the period	$(208,880)	$(121,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	1,486	(3,921)
Changes in operating assets and liabilities:
Prepaid fees		(2,285)
Accounts payable and accrued liabilities	64,331	(19,458)
Due to related party	74,988	-
Accrued interest payable	20,638	14,102
Net cash used by operating activities	(47,437)	(132,798)

Financing Activities
Repayment of loans payable	(15,000)	(4,000)
Proceeds from loans payable – related party	60,000	142,426
Net cash provided by financing activities	45,000	138,426

Net Increase (Decrease) In Cash	(2,437)	5,628

Cash, Beginning Of Period	12,456	5,372

Cash, End Of Period	$10,019	$11,000

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related parties on behalf of the Company	$53,174	$18,393
Common shares issued for debt settlements	$-	$53,213

The accompanying condensed notes are an integral part of these interim financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute a business plan. As shown in the accompanying financial statements, the Company has incurred accumulated losses of $1,620,904 for the period from December 9, 2004 (inception) to September 30, 2016, and has had no revenue.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2015.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2015, has been omitted.  The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of results for the entire year ending December 31, 2016.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications on the interim statement of cash flows for the nine months ended September 30, 2015 had no effect on the reported results of operations. Expenses paid by related parties on behalf of the Company were removed from the net change in loan advances and from the change in accounts payable and are shown as a Non-cash Financing Activity. The foreign exchange gain component of the change in loan advances was removed and shown as an adjustment to reconcile net loss to net cash used in operating activities. Accrued interest that was converted to shares has been removed from the change in loan advances and included in the change in accrued interest. The remaining change in loan advances was separated into repayments of loans payable to non-related parties and loan proceeds from related parties. These changes in classification decreased the amount previously reported as Cash Used In Operating Activities for the nine months ended September 30, 2015 from $174,020 to $132,798. Offsetting that change, the amount previously reported for the 2015 period as Cash Provided By Financing Activities decreased from $179,648 to $138,426.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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

Given that permitting for operations on the Property is still to be completed, at the request of the Company’s management, LSG granted a deferment to January 18, 2017 of payments otherwise due in accordance with the Mineral Option Agreement between the parties. At September 30, 2016, $198,901 was accrued for fees due under the terms of the agreement.

The Company assessed its mineral property interest at September 30, 2016 and to the date of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

4.	CAPITAL STOCK

During the nine months ended September, 2016, the Company had no cash subscriptions for shares of its common stock. No preferred shares have been issued to the date of issue of these financial statements.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(Stated in U.S. Dollars)

4.	CAPITAL STOCK (Continued)

Summary of warrant activity and warrants outstanding at September 30, 2016:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining(Years)	Expiry Date
Balance, December 31, 2015	3,336,060	$0.02	$0.02	4.86	November 10, 2020
Granted	-	$-	$-	-
Expired	-	$-	$-	-
Exercised	-	$-	$-	-
Balance outstanding and exercisable at September 30, 2016	3,333,060	$0.02	$0.02	4.11	November 10, 2020

5.	LOANS PAYABLE

At September 30, 2016, the Company had the following loans payable:

i.
$1,000 (December 31, 2015 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012.
ii.
$50,000 (December 31, 2015 - $65,000): unsecured; interest at 10% per annum from January 10, 2015.
●
$27,500, and any accrued interest shall become due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000
●
The balance of the outstanding principal, now $22,500, and any accrued interest shall become due and payable on written demand in full on January 9, 2016 (not received to date)
●
The Company shall have the right to repay all or any part of the Principal and any accrued interest to the Lender at any time and from time to time, without any premium
iii.
$42,075 (December 31, 2015 - $40,789): unsecured; interest at 5% per annum; with no specific terms of repayment, due to a related party, the president of the Company
iv.
$350,000 (December 31, 2015 - $290,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to a related party, LSG, the Company’s majority shareholder
v.
$77,140 (December 31, 2015 - $23,966): unsecured; interest at 5% per annum; with no specific terms of repayment, due to a related party, LSG, the Company’s majority shareholder.
vi.
$3,812 (December 31, 2015 - $3,613): unsecured; non-interest bearing; with no specific terms of repayment, due to a related party, the controlling shareholder of LSG

At September 30, 2016, interest totaling $43,921 (December 31, 2015 - $23,283) was accrued on the above loan amounts.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

Transactions with related parties were in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration agreed to and established by the related parties.

During the nine months ended September 30, 2016, the Company accrued mineral option fees totaling $74,988 due to its majority shareholder under terms of the Mineral Option Agreement between the parties. The balance due at September 30, 2016 was $198,901 (December 31, 2015: $123,913).

During the nine months ended September 30, 2016, the majority shareholder of the Company paid a total of $53,174 to various vendors on behalf of the Company. That amount is included in the $77,140 loan balance detailed in Note 5 above.

LODE-STAR MINING INC.
(formerly International Gold Corp.)

 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

At September 30, 2016, accrued interest was due to related parties in connection with loans detailed above in Note 5, as follows:

Loan iii) $4,285 (December 31, 2015 - $2,609) to the president of the Company
Loan iv) $22,158 (December 31, 2015 - $10,157) to the majority shareholder of the Company.
Loan v) $2,391 (December 31, 2015 - $336) to the majority shareholder of the Company

At September 30, 2016, the $700,761 (December 31, 2015: $495,384) total due to related parties is comprised of the following:

Loans and accrued interest - $501,860 (December 31, 2015: $371,471)
Mineral option fees payable - $198,901(December 31, 2015: $123,913)

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

No option payments have been made by the Company to date and amounts totaling $198,901 were included in accrued liabilities at September 30, 2016 (December 31, 2015: $123,913).

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

Recent Developments

We are in the final stages of completing materials for filing our permit application. Additional activities for this quarter included general cleanup and housekeeping of the surface facilities in anticipation of submitting Notification of Commencement to both State of Nevada and MSHA agencies in order to reoccupy our mine workings.

Given that permitting for operations on the Property is still to be completed, at the request of our management, LSG granted, by a letter of agreement, a deferment to January 18, 2017 of payments totaling $198,901 due and accrued as of September 30, 2016 under the terms of the Option Agreement.

Personnel

We have no employees. Our president and CEO, Mark Walmesley, currently receives no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

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

Plan of Operations

We anticipate that we will require approximately $2 million to pursue our plan of operations over 12 months, as detailed in previous quarterly filings.

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

Permitting costs are anticipated to be as follows:

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

Results of Operations

To September 30, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2016 which are included with this Report.

	Three Months Ended September 30		Change
	2016	2015	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	53,385	17,998	35,387	197%
Loss from Operations	(53,385)	(17,998)	(35,387)	197%
Other Income (Expense)	(7,374)	(5,544)	(1,830)	33%
Net Loss For The Period	$(60,759)	$(23,542)	$(37,217)	158%

	Nine Months Ended September 30		Change
	2016	2015	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	167,744	106,623	61,121	57%
Loss from Operations	(167,744)	(106,623)	(61,121)	57%
Other Income (Expense)	(41,136)	(14,613)	(26,523)	182%
Net Loss For The Period	$(208,880)	$(121,236)	$(87,644)	72%

Revenues

We have had no operating revenues since our inception on December 9, 2004. We recorded a net loss of $60,758 for the quarter ended September 30, 2016 and have an accumulated deficit of $1,620,904. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses – Three months ended September 30, 2016 and 2015

Notable period over period differences are as follows:

	Three Months Ended September 30		Change
	2016	2015	Amount	Percentage
Mineral option fees	$25,000	$-	$25,000	-
Office, foreign exchange and sundry	$3,789	$(2,306)	$6,095	(264%)
Transfer and filing fees	$5,074	$2,470	$2,604	105%
Interest, bank and finance charges	$7,374	$5,544	$1,830	33%

■
Mineral option fees were incurred in Q3 of 2016, but not in Q3 of 2015, under the terms of our Mineral Option Agreement with LSG. They first became due in Q4 of 2015.
■
Office, foreign exchange & sundry expenses were higher in Q3 of 2016 mainly due to increases in foreign exchange costs and travel necessitated by site visits and business development activity.
■
Transfer and filing fees were higher in Q3 of 2016 as the Company filed five reports with the SEC in that quarter, compared to one in Q3 of 2015.
■
Interest, bank and finance charges were higher in Q3 of 2016 mainly due to increased loan amounts. Interest-bearing loan balances totaled approximately $520,215 at September 30, 2016 compared to $367,635 at September 30, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet at September 30, 2016 and December 31, 2015

Items with notable period-end differences are as follows:

			Change
	September 30 2016	December 31 2015	Amount	Percentage
Accounts payable and accrued liabilities	$25,460	$14,302	$11,158	78%
Due to related parties	$700,761	$495,384	$205,377	41%
Loans payable	$66,088	$76,180	$(10,092)	(13%)

■
Accounts payable and accrued liabilities increased mainly due to the accrual of approximately $20,000 for an IRS penalty in connection with the Company’s 2013 income tax filing, which was partly offset by a decrease of approximately $10,000 in accounting and legal fees due since the end of 2015. An identical IRS penalty for the Company’s 2012 tax year was waived and we are waiting for a determination of our appeal of the 2013 penalty.
■
The change in Due to Related parties was a result of increased related party loans and accrued interest in the nine months ended September 30, 2016 of approximately $130,000, together with the accrual of fees due under the terms of the Company’s mineral option agreement with LSG of approximately $75,000.
■
Loans payable decreased due to repayment of $15,000 in loan principal, partially offset by the accrual of interest totaling approximately $5,000.

Liquidity and Capital Resources

As of September 30, 2016, our total assets were $243,416, and our total liabilities were $792,309. Our working capital as at September 30, 2016 and December 31, 2015 and the changes between those dates are summarized as follows:

	September 30	December 31	Increase/(Decrease)
	2016	2015	Amount	Percentage
Current Assets	$13,236	$15,673	$(2,437)	(16%)
Current Liabilities	792,309	585,866	206,443	35%
Working Capital (Deficiency)	$(779,073)	$(570,193)	$(208,880)	37%

The increase in our working capital deficiency from December 31, 2015 to September 30, 2016 was primarily due to the increase in amounts due to related parties of approximately $205,000, which is explained above. The increase in accounts payable of approximately $11,000 was largely offset by the decrease in loans payable of approximately $10,000.

Cash Flows
	Nine Months Ended September 30		Change
	2016	2015	Amount	Percentage
Cash Provided By (Used In):
Operating Activities	$(47,437)	$(132,798)	$85,361	(64%)
Financing Activities	45,000	138,426	(93,426)	(67%)
Net increase (decrease) in cash	$(2,437)	$5,628	$(8,065)	(143%)

Cash Used In Operating Activities
The decrease in cash used in operating activities of approximately $85,000 was mainly due to the following:
An increase in net loss for the 2016 period compared to the 2015 period of approximately $88,000, offset by:
■
a change of approximately $5,000 from a foreign exchange gain in 2015 to a loss in 2016;
■
an increase of approximately $2,000 in Prepaid fees in the 2015 period , with no change in the 2016 period;
■
a difference of approximately $84,000 in the change in accounts payable and accrued liabilities in 2016 versus 2015;
■
accrued mineral option fees of approximately $75,000 for the nine month period in 2016, with none in the equivalent period in 2015; and
■
an increase of approximately $7,000 in the change in accrued interest, as interest-bearing loan balances increased.

Cash Provided By Financing Activities
The decrease of approximately $93,000 in cash provided by financing activities was due to repayment of loans being $11,000 higher in the 2016 period and direct loans from related parties increasing by $60,000 in 2016, compared to approximately $142,000 in the 2015 period, a net decrease of approximately $82,000.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the three months ended September 30, 2016 or subsequently, to the date of this report.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2016

LODE-STAR MINING INC.

BY:	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	November 10, 2016
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	November 10, 2016
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase