Form 10-K/A
period 2015-12-31
Lode-Star Mining Inc.
filed 2017-01-11
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A2

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 on Form 10-K/A2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 which was originally filed on March 29, 2016, to include additional information in Items 2 and 7 concerning the following:

●
Conditions to be met in order to retain title to the mineral property and whether we have mineral and/or surface rights
●
Description of the rock formations and mineralization of existing or potential economic significance on the property
●
Work completed on the property and its present condition
●
Modernization and physical condition of the plant and equipment, including subsurface improvements and equipment
●
Description of equipment, infrastructure and other facilities
●
Current state of exploration on the property
●
A clear statement that the property is without known reserves and the proposed program is exploratory in nature

This Form 10-K/A2 does not attempt to modify or update any other disclosures set forth in the Annual Report on Form 10-K/A1 which was filed on August 11, 2016.

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

●
the uncertainty of future revenue and profitability based upon our current financial condition and history of losses;
●
our lack of operating history;
●
we have no proven and/or probable reserves at the present time;
●
risks relating to our liquidity;
●
risks related to the market for our common stock and our ability to dilute our current shareholders’ interest;
●
risks related to our ability to locate and proceed with a new project or business for which we can obtain funding;
●
risks related to our ability to obtain adequate financing on a timely basis and on acceptable terms; and
●
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

Mineral Property Interest

Further to a Mineral Option Agreement dated October 4, 2014, on December 5, 2014, we entered into a subscription agreement (the “Subscription Agreement”) with Lode Star Gold Inc. (“LSG”), a private Nevada corporation, pursuant to which we agreed to issue 35,000,000 shares of our common stock, valued at $230,180, to LSG in exchange for a 20% undivided beneficial interest in and to the mineral claims owned by LSG (the “Acquisition”). The mineral claims, known as the “Goldfield Bonanza Project” (the “Property”), are located in the State of Nevada.

The Mineral Option Agreement can be found in our report filed on Form 8-K on October 9, 2014 and is incorporated by reference, shown as Exhibit 10.5 to this report. The Subscription Agreement is filed with this report as Exhibit 10.7.

The execution of the Subscription Agreement was one of the closing conditions of the Mineral Option Agreement dated October 4, 2014, (the “Effective Date”) pursuant to which we acquired the sole and exclusive option to earn up to an 80% undivided interest in and to the Property.  In order to earn the additional 60% interest in the Property, we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash from the Property’s mineral production proceeds in the form of a net smelter royalty (“NSR”). Until such time as we have earned the additional 60% interest, the NSR will be split 79.2% to LSG, 19.8% to us and 1% to the former Property owner.

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

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 1A.	RISK FACTORS (continued)

Our President’s limited experience managing a publicly traded company may divert his attention from operations and harm our business.

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

Current global financial and economic conditions, while improving, remain volatile.  Many industries, including the mineral resource industry, are impacted by these market conditions.  Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk; devaluations and high volatility in global equity, commodity, foreign exchange and precious metal markets; and a lack of market liquidity.  Such factors may impact our ability to obtain financing on favorable terms or at all.  Additionally, global economic conditions may cause a long term decrease in asset values.  If such global volatility and market turmoil continue, our operations and financial condition could be adversely impacted.

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

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 2.	PROPERTIES. (continued)

Figure 1: Property Location Map

The Property is wholly owned by the company's largest shareholder and is clear titled. The property consists of 31 patented claims and 1 unpatented millsite claim (Figure 2), covering a total of approximately 460 acres, or 186 hectares.  Only the single unpatented claim is administered by the United States Bureau of Land Management, and annual assessment filings and payments are due on it.  The patented claims are owned as private land by LSG, and only annual property taxes must be paid. We have mineral rights to all the following claims. We have surface rights on all claims except for a portion of five claims that exist within the town boundary of Goldfield. See Figure 2, Claim Map.

ITEM 2.	PROPERTIES. (continued)

The 31 patented claims and one unpatented millsite claim are as follows:

Patented Claims

Claim Name	U.S. Survey No.
Combination No. 3	2375
August	2916
Great Western	2525
Gold Coin	2525
February	2941
Mohawk No. 1	2283
Side Line Fraction	2567
January	2941
Silver Pick	2203
Silver Pick Fraction	2203
Deserted (1)	2203
Pipe Dream	2203
North End (2)	2203
Hazel Queen	2375
Fraction	2844
White Horse	2844
White Rock	2844
Yellow Jacket	2844
Firelight	2749
Emma Fraction	2360
S.E. 2/3 Red King (more or less)	2361
S.E. 1/2 (Cornishman)	2750
Kewana #3	2565
Blue Jay	2375
Combination No. 1 Claim (3)	2375
Combination No 2 Claim (4)	2844 (19/24th interest)
Omega	2844 (19/24th interest)
Apazaca	2844 (19/24th interest)
Alpha	2844 (19/24th interest)
Jim Fraction	4096 (19/24th interest)
O.K. Fraction	2560 (¾ of ½ interest)

Notes:

(1)
Excluding the upper 200 feet from surface of the north ½ of such claim (the “Deserted Excluded Zone”). We may, in our sole and unfettered discretion, by written notice to LSG at any time during the term of the Option Agreement, opt to include the Deserted Excluded Zone in the Property.

(2)
Excluding the upper 200 feet from surface of the east ½ of such claim (the “North End Excluded Zone”). We may, in our sole and unfettered discretion, by written notice to LSG at any time during the term of the Agreement, opt to include the North End Excluded Zone in the Property.

(3)
Includes all depths of the north ½ of such claim along with depths beneath 380 feet on the south ½ of such claim.

(4)
Includes all depths of the south ½ of such claim along with depths beneath 380 feet on the south ½ of such claim.

Unpatented Claims

Claim Name	Nevada Mining Claim (NMC) No.
Troublemaker	1034313

The claims include any and all contracts, easements, leases and rights-of-way affecting or appurtenant thereto.

The fees and maintenance of the claims are currently being paid by the property's owner Lode-Star Gold, INC. The annual fee for maintaining all the claims is under $1,500. A map of the claims is included in Figure 2.

ITEM 2.	PROPERTIES. (continued)

Figure 2: Claim Map

LODE STAR GOLD
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
T2 & 3S, R42E
Claim Map
UTM Nad 1927 zone 11 meters
Map by: JBA WORKS, INC.
GOLDFIELD
TOWN LIMIT
LSG Claim Boundary
200 meters
N
T2S R42E
T3S R42E
35
36
2
1
TROUBLE MAKER MILLSITE
NORTH END M.S.2203
PIPE DREAM M.S.2203
ALPHA M.S.2944
OMEGA M.S.2944
BLUE JAY M.S.2944
HAZEL QUEEN M.S.2375
COMBINATION No.2 M.S.2375
COMBINATION No.3 M.S.2375
EMMA FRACTION M.S.2390
RED KING M.S.2381
KEWANA NO. 3

ITEM 2.	PROPERTIES. (continued)

Current Infrastructure:

All properties, claims, buildings, equipment, and supplies are owned by the Company's largest share holder Lode-Star Gold, INC.. The Company has free access to utilize and manage all the above noted items.

The property is immediately adjacent to the historic gold producing town of Goldfield, NV which is the county seat for Esmeralda County. Water, electricity and other sundry needs such as restaurants, lodging, minor medical needs, fire station, police, are within 1 mile of the property.

The Company manages operations from a 6,000 sq. ft. office and warehouse facility complete with showers and laundry amenities. Two residential trailer sites are immediately adjacent to this building for crew needs.

The property has one working shaft, the February Premier, that has access to the 300 ft level which has approximately 1/2 mile of ventilated drift. Underground work has identified 2 high-grade gold-bearing zones which the company plans to further explore. Given that the most prudent exploration must take place underground, the company, through its largest shareholder is applying for a "Surface Separation Facility through the Nevada Department of Environmental Protection." The program that we envision undertaking in the first half of 2017 includes the mining of approximately 10,000 tons of non NI 43-101 compliant gold mineralization at an approximate grade of .9 ounces per ton. The estimated grade is based on historic drilling work done by LSG, for which the 1.5 inch core samples were consumed by assay requirements. In order to provide adequate sample weights to the assaying lab, the entire core was processed for individual samples. While we have encountered several additional high-grade drill anomalies throughout the property, it is important to note that we have no proven and/or probable reserves at the present time and therefore the program is exploratory in nature.

The property has two operating water monitoring wells (completed April 15, 2016) that are mandatory for the Company to receive a water pollution control permit. Part of the permitting application is for the allowance of the company to store its waste rock underground. As for the mineralized material, the property has no milling on site and must rely on at third party to receive it and tombstone its tailings. The Company is in the final stages of negotiations and the necessary preliminary modeling, assay and permitting work required by its lead candidate to complete this processing circuit. Once we have completed this circuit the company is scheduled to file for its permit.

100% of the permitting cost, approximately $200,000 to date, has been borne by LSM's largest shareholder Lode-Star Gold INC. The budget for this exercise is $250,000. Once permitting is completed further estimated costs are detailed in Item 7.

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
●
Adoption of an omnibus equity incentive plan for directors, officers, and consultants;
●
Adoption of Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada to effect the following:
■
authorize our board of directors to change our corporate name to a name selected by our directors;
■
establish corporate codes and committees of the board of directors;
■
increase the number of shares of capital stock we are authorized to issue; and
■
authorize the issuance of preferred stock with preferences, limitations, and relative rights designated by our board of directors.
■
authorize indemnification agreements with directors and senior officers. and
■
adopt a serial board of directors and other measures that are intended to be anti-takeover provisions.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this report. In addition to historical financial information, the following discussion includes a number of forward-looking statements that reflect our plans, estimates and our current views with respect to future events and financial performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report. It is important to note, while we have encountered several high-grade drill anomalies throughout the property we have no proven and/or probable reserves at the present time.

Plan of Operations

We anticipate that we will require approximately $2 million to pursue our plan of operations over the next 12 months, as detailed below:

Previous Exploration Work, Mineralization, State of Exploration.

The LSG property is wholly owned by LSMs largest shareholder and clear titled. The property consists of 31 patented claims on approximately 460 acres. LSG, over the past 15 years and continuing, has spent over $5 million on underground rehab of approximately 1/4 mile of drift at the 300ft sub surface level. LSG also executed 22 surface core drill holes for a total of 10,400ft and 152 underground core drill holes for a total of 23,000ft. A 1% NSR in the favor of the original property owner exists.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

It is important to note the following sample preparation and quality controls used by LSG and ICN:

Lode-Star Gold drill hole core sampling and analytical protocol:
All drill core samples were prepared and delivered to ALS Minerals in Reno by Tom Temkin. Individual sampled intervals varied from one-to-five foot lengths, based on geologic parameters, and included 100% of core intervals. No core splitting was conducted. No duplicate samples or standards were introduced other than those inserted and utilized by ALS for their internal quality control. Lab preparation of Individual samples included crushing and grinding to minus 200 mesh, followed by a 1-ton assay for gold. All samples that initially assayed over 1.0 opt Au were systematically re-assayed.

ICN drill hole core and Rotary RC sampling and analytical protocol:

All drill core samples were prepared by ICN personnel and either delivered to the assay lab or were picked up on-site by lab personnel. Rotary RC chip drilling samples were collected on-site and transported to Reno by the respective labs The labs used included ALS Minerals and American Assay Lab. Core was sawn by ALS Minerals and/or ICN personnel. Individual core sampled intervals varied from one-to-five foot lengths, based on geologic parameters, and included one-half of the original core material. Rotary RC samples were taken at 5-foot intervals entirely. Quality control for all samples included a protocol of inserting duplicate samples, blanks, and known standards, at repeating intervals so as to maintain 08% check sampling. Lab preparation of Individual samples included crushing and grinding to minus 200 mesh, followed by a 1-ton assay for gold. All samples that initially assayed over 1.0 opt Au were systematically re-assayed.

Underground work has identified 2 high-grade gold-bearing zones (see the small yellow stars in Fig. 1. and see Fig. 2.) that can support mine development utilizing the Company's current infrastructure. The property is being permitted for production and should be mine ready by early 2017. It is LSM's intention to then start mining the property. Much of the property remains under explored and it is our belief that the district's high-grade, million ounce ore zones repeat themselves. Further surface and underground exploration work needs to executed. LSM plans to explore through production and chase its known high-grade vein zones.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

The white stars below show the historic zones where roughly 1 million ounces per star were produced during the period 1904-1918 (See Figure 1a. below): Last year of production by Goldfield Consolidated, (Source: Albers and Stewart, 1972). The large yellow stars indicate areas we need to explore to possibly repeat the past high-grade production intercepts. The yellow lines are known geophysical interpreted structures. The small yellow stars are the immediate production zones targeted by us for development at an estimated cost of $2 million.

Fig. 1. - The red vein zones contained in the aerial photo below depict the historic mined veins

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

HISTORIC PRODUCTION

Figure 1a. - Production from Goldfield Mining District

Year	Ore (tons)	Gold (ounces)	● Silver (ounces)

1903		3,419	● 287
1904	8,000	113,293	● 19,954
1905	11,700	91,088	● 8,589
1906	59,628	339,890	● 15648
1907	101,136	406,756	● 71,710
1908	88,152	236,082	● 30,823
1909	297,199	453,915	● 33,164
1910	339,219	538,760	● 117,598
1911	390,431	497,637	● 126,406
1912	362,777	301,848	● 125,736
1913	364,785	242,815	● 153,984
1914	367,166	227,612	● 129,830
1915	418,935	212,337	● 165,305
1916	383,456	128,250	● 129,781
1917	339,488	91,917	● 78,184
1918*	264,237	58,685	● 90,560
1919	16,435	35,810	● 39,912
1920	6,571	7,536	● 6,081
1921	1,903	7,101	● 1,761
1922	5,619	12,773	● 5,755
1923	3,137	4,471	● 3,613
1924	7,352	4,336	● 3,982
1925	2,773	5,053	● 2,369
1925-1960	129,705	168,616	● 88,967
Total	3,958,104	4,190,000	● 1,450,000

* Last year of production by Goldfield Consolidated
SOURCE: Albers and Stewart, 1972

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Geologic Structure
The geologic model that made Goldfield successful still exists today. Fig. 1b. below shows the Goldfield high-grade gold zones pool which leads to our conclusion that more multi-million ounce intercepts are possible.

Fig. 1b. Geologic Structural Model

GOLDFIELD STRUCTURAL MODEL
Walker Lane Structural Fabric
Axis of Compressional Stress
30°
locally enhanced permeability & gold deposition
N
INTERNATIONAL GOLD CORP.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Fig. 2. - Church and Red Hills Vein Zones are the two high-grade gold-bearing zones that we expect to yield high-grade gold concentrations.

Red Hills Vein System - Priority 1.

Two major vein zones exist in the Red Hills area, including the Stope veins and the Decline vein (see Fig. 4 on the following page). The respective names refer to the nature of brief mining conducted previously in these areas. As further defined through LSG's drilling to date, the area referred to as the Stope Veins is comprised of two intersecting vein-filled faults, including the West vein zone and the East vein zone (Fig. 3 below). The average width of each of these vein zones is approximately three feet. Drilling to date suggests the West vein zone to be essentially vertical and near parallel to the East vein zone. The Decline vein zone is also shown on Fig. 3, as a north-northwest trending zone. Drilling on the Decline vein zone indicates a generally westerly dipping feature with an average width of several feet. To date, drilling has yielded very encouraging gold values within each of the vein zones described above. As shown on Figures 4 and 5 on the following page, several high-grade intercepts have been encountered with values up to 75.0 oz/ton gold (East vein zone). Drilling indicates each of these vein zones to be open along strike and at depth.

A 3-D depiction, (Fig. 3 below), of the three identified vein zones within the Red Hills shows the complex nature of their intersecting relationship. This complex intersection of the three vein components provides several locations where high-grade gold concentrations are identified. Two readily obvious targets where high-grade gold in excess of 1.0 ounce of gold per ton has been intersected is shown on Figure 3 with dashed outlines. The drill holes and actual values have been omitted for sake of clarity. Additionally, each of these vein zones appear to be open either to the north or to the south.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Fig. 3. - 3D Section of the Red Hills Vein Zones

RED HILLS VEIN ZONES
3D SECTION
LOOKING NORTH
WEST VEIN ZONE
DECLINE VEIN ZONE
RH STOPE
300 Level
WEST / RH TARGET
EAST / DECLINE TARGET
EAST VEIN ZONE
INTERNATIONAL GOLD CORP.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
0 100 200 feet

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Fig. 4. - Plan View of Red Hills Vein Zones

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Fig. 5 - Red Hills Vein Zones Cross Section 3370N
Red Hills Stope Zone Summary

The drilling of this resource area was performed by LSG from 2000 - 2006 and assaying was performed by ALS Chemex. All activity was performed prior to the company's need to have the drilling be resource NI 43-101 compliant. We assume the zone could produce 10,000 ounces of AU. Historic underground mining was executed by chasing veins that yielded pockets of high grade gold production. It is LSM's intention to follow the same method and chase its known high-grade gold-bearing veins. LSM'S initial mining stage in the Red Hills area will extract mineralized material from the currently exposed Stope Vein Zone, and the Decline Vein Zone on the 300-ft mine level. Mining dimensions in the Stope Zone are expected to be an average of 4 to 10 feet wide, approximately 80 feet upwards and 100 feet along strike. The mining in the Decline will achieve mineralized material extraction while developing access to lower levels. Eventually the gold mineralization below the 300 level in both the Stope and Decline Vein Zones will be removed through the development of a downward spiral ramping approach, ultimately accessing mining depths to approximately the 450-ft mine level.

Church Vein Zone - Priority 2.

Based on the success and encouragement realized through drilling conducted by Trafalgar in 1982 and Westley in 1985, and further success through follow-up drilling by LSG and ICN to date, a vein zone measuring up to 40 feet in width and trending at least 600 feet north-northeasterly, exists immediately west of the Church shaft (fig. 6 below).

As shown on fig. 6, our interpretation of drilling to date indicates this vein zone, which is comprised of numerous individual veins up to several inches in width each, to be a steeply westerly-dipping feature, with several intercepts of high-grade gold exceeding 1.0 ounce of gold per ton. Areas highlighted in red on figures 6 and 7 display interpreted orientation of repeated vein sets based on drill intercepts. Figure 6 also shows the high priority drill targets that we expect to yield additional high-grade gold concentrations in the Church Vein zone. The nearly 200-foot vertical interval between the 100-level gold mineralization and the 300-level gold mineralization is a high priority target, as are the extensions to the north and south, and down-dip from the 300-level workings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Fig. 6 - Church Vein Zones and Decline Vein Zone

Figure 7 - Cross Section of Church Vein Zone at Section 3555

CHURCH VEIN ZONE
Cross Section 3555
Looking North
Surface
100 Level
Multiple intercepts
Au grade >1.0 opt
High Priority
Drill Target
300 Level
Multiple intercepts
Au grade >0.1 opt
High Priority
Drill Target
INTERNATIONAL GOLD CORP.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

During 2011, ICN (a previous operator of the property) drilled 26 core holes for a total of 1,767 metres and 63 RC holes for a total of 8,375 metres.(See press release dated August 2011). The core holes were drilled in the Church Zone. Per ICN's press release highlights of the better holes included:

ICN's 2011 Church Zone Core Hole Drilling Highlights:
●
Hole ICN-003 intersects 45.6 metres of 96.3 g/t Au, including 2.90 metres of 1,454.3 g/t AU.
●
Hole ICN-013 intersects 14.9 metres of 164.5 g/t Au, including 5.5 M @ 445.2 g/t Au.
●
Hole ICN-014 intersects 12.0 metres of 222.6 g/t Au, including 2.9 m @ 918.0 g/t Au.

Hole ID	Azimuth	Angle	TD	From (m)	To (m)	Interval (m)	Au (g/t)	Au (oz/t)
ICN-001	vertical	-	197.9	51.5	74.7	23.2	10.50
	including			59.8	61.6	1.83	119.3
				80.5	123.2	42.7	1.40
ICN-002	vertical	-	107.9	36.3	45.4	9.1	4.08
ICN-003	vertical	-	121.6	16.9	62.5	45.6	96.3	3.09
	including			16.9	19.8	2.90	1454.3	46.75
	and			19.8	62.5	42.7	4.18
ICN-004	270	-60	79.0	22.1	63.0	40.9	1.43
ICN-008	90	-65	137.2	93.1	98.5	5.3	27.5
	including			94.5	95.3	0.8	183.6
ICN-010	----	-90	46.6	9.3	18.9	9.6	2.89
ICN-013	280	-45	40.2	24.1	39.0	14.9	164.5	5.29
	including			26.8	32.3	5.5	445.2	14.31
ICN-014	90	-45	38.4	25.2	37.20	12.0	222.6	70.15
	including			25.2	28.0	2.9	918.0	29.52
	and			28.0	37.2	9.1	2.32
ICN-015	105	-70	119.8	52.7	115.7	63.0	1.75
ICN-018	97	-70	137.2	46.6	72.0	25.3	4.10
	including			56.4	59.5	3.0	17.1
ICN-023	----	-90	91.9	46.8	78.2	31.4	2.73
	including			63.7	65.5	1.8	37.7
ICN-024	90	-73	69.5	17.5	36.0	18.4	4.47

Permitting, Toll milling and Site preparation

Our primary objective remains the completion of our mine permitting process. This entails having a toll milling agreement with an existing milling operation to handle processing of our mineralized material but also the tomb-stoning of the tailings from that mineralized material. The Company is in the advanced stages of discussions with its leading candidate and expects to reach an agreement during the 1st quarter of 2017.

In late October of 2016 the Company's largest shareholder Lode-Star Gold, INC hired four personnel to initiate site preparation of its surface facilities in anticipation of filing a Notification of Commencement with both the State of Nevada and MSHA agencies in order to reoccupy its mine workings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

Permitting

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

Permitting costs to date are approximately $200,000 and are anticipated to total $250,000.

In addition to the permitting costs the Company expects its 1 year development costs to come in as follows:

Site and Surface Preparation	$100,000
Equipment and Mining Materials	$500,000
Underground Rehab & Preliminary Mine Development	$110,000
Ore Grade Control	$50,000
Red Hills Vein Zone Work	$270,000
General Corporate and Administration Fees	$720,000

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

Revenues

	Year Ended December 31		Increase/(Decrease)
	2015 - Restated	2014	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	390,796	169,665	221,131	130%
Operating Loss Before Other Income (Expense)	(390,796)	(169,665)	(221,131)	130%
Other Income (Expense)	(20,525)	51,248	(71,773)	(140%)
Net Loss	$(411,321)	$(118,417)	$(292,904)	247%

We recorded a net loss of $411,321 for the year ended December 31, 2015, have an accumulated deficit of $1,412,024 and have had no operating revenues since our inception on December 9, 2004. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Expenses

Our expenses for the years ended December 31, 2015 and 2014 are outlined below:

	Year Ended December 31		Increase/(Decrease)
	2015 - Restated	2014	Amount	Percentage
Consulting services	$121,409	$60,653	$60,756	100%
Corporate support services	12,759	2,594	10,165	392%
Interest, bank and finance charges	20,525	10,015	10,510	105%
Mineral option fees	123,913	-	123,913	-
Office, foreign exchange and sundry	10,136	(913)	11,049	1,210%
Professional fees	94,783	92,861	1,922	2%
Transfer and filing fees	27,796	14,470	13,326	92%
Total Operating and Other Expenses	$411,321	$179,680	$231,641	129%

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

Assets and Liabilities

Balance Sheet items with notable year over year differences are as follows:

	December 31		Change
	2015 - Restated	2014	Amount	Percentage
Cash	$12,456	$5,372	$7,084	132%
Prepaid fees	$3,217	$-	$3,217	-
Accounts payable and accrued liabilities	$14,302	$38,397	$(24,095)	(63%)
Due to related parties	$495,384	$139,353	$356,031	255%
Loans payable	$76,180	$135,825	$(59,645)	(44%)
Additional Paid-In Capital	$1,070,064	$922,215	$147,849	16%

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

Our financial condition for the years ended December 31, 2015 and 2014 and the changes between those periods for the respective items are summarized below:

As of December 31, 2015, our total assets were $245,853 (2014 - $235,552) and our total liabilities were $585,866 (2014 - $313,575). At December 31, 2015, we had cash of $12,456 (2014 - $5,372) and negative working capital of $570,193 (2014 - $308,203).

Working Capital

	Year Ended December 31		Increase/(Decrease)
	2015 - Restated	2014	Amount	Percentage
Current Assets	$15,673	$5,372	$10,301	192%
Current Liabilities	585,866	313,575	272,291	87%
Working Capital (Deficiency)	$(570,193)	$(308,203)	$(261,990)	85%

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

STATEMENTS OF OPERATIONS (RESTATED)
 (Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31
	2015 (Restated – Note 2)	2014

Revenue	$-	$-

Operating Expenses
Consulting services	121,409	60,653
Corporate support services	12,759	2,594
Mineral option fees	123,913	-
Office, foreign exchange and sundry	10,136	(913)
Professional fees	94,783	92,861
Transfer and filing fees	27,796	14,470
	390,796	169,665

Operating Loss Before Other Income (Expense)	(390,796)	(169,665)

Other Income (Expense)
Gain on debt forgiveness	-	61,263
Interest, bank and finance charges	(20,525)	(10,015)
	(20,525)	51,248

Net Loss For The Year	$(411,321)	$(118,417)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	47,436,336	13,426,808

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

The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred restated accumulated losses of $1,412,024 for the period from December 9, 2004 (inception) to December 31 2015.  There is no assurance that management’s plans to seek additional capital through private placements of its common stock will be realized, and these factors cast substantial doubt upon the use of the going concern assumption. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The following financial statement items were affected by the restatement:

Balance Sheet
	As At December 31, 2015
	As previously reported	Adjustment	Restated
Due to related parties	$371,471	$123,913	$495,384
Current liabilities	$461,953	$123,913	$585,866
Accumulated Deficit	$(1,288,111)	$(123,913)	$(1,412,024)
Stockholders’ Deficiency	$(216,100)	$(123,913)	$(340,013)

Statement of Operations
	Year Ended December 31, 2015
	As previously reported	Adjustment	Restated
Mineral option fees	$-	$123,913	$123,913
Operating Loss Before Other Income (Expense)	$(266,883)	$(123,913)	$(390,796)
Net Loss For The Year	$(287,408)	$(123,913)	$(411,321)

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Statement of Cash Flows
	Year Ended December 31, 2015
	As previously reported	Adjustment	Restated
Net loss for the year	$(287,408)	$(123,913)	$(411,321)
Due to related party	$-	$123,913	$123,913

Statement of Stockholders’ Deficiency
	Year Ended December 31, 2015
	As previously reported	Adjustment	Restated
Net loss for the year	$(287,408)	$(123,913)	$(411,321)
Balance, December 31, 2015	$(216,100)	$(123,913)	$(340,013)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY INTEREST – Restated (Continued)

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

i.
$1,000 (December 31, 2014 - $5,000): unsecured; interest at 15% per annum; originally due on April 20, 2012.
●
On March 19, 2015, $4,000 was paid by the Company in partial settlement of the December 31, 2014 principal balance.
ii.
$65,000 (December 31, 2014 - $75,000): unsecured; interest at 10% per annum from January 10, 2015.
●
$27,500, and any accrued interest was due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;
●
The balance of the outstanding principal, or $37,500, and any accrued interest was due and payable on written demand in full (not received to date) on January 9, 2016; and
●
The Company shall have the right to repay all or any part of the Principal and any accrued interest to the Lender at any time and from time to time, without any premium.
iii.
$40,789 (December 31, 2014 - $34,160): unsecured; interest at 5% per annum; with no specific terms of repayment, due to a related party, the president of the Company.
iv.
$290,000 (December 31, 2014 - $100,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to a related party, LSG, the Company’s majority shareholder.
v.
$23,966 (December 31, 2014 - $Nil): unsecured; interest at 5% per annum; with no specific terms of repayment, due to a related party, LSG, the Company’s majority shareholder.
vi.
$3,613 (December 31, 2014 - $4,310): unsecured; non-interest bearing; with no specific terms of repayment, due to a related party, the controlling shareholder of LSG.
vii.
$Nil (December 31, 2014 - $24,696): unsecured; non-interest bearing; with no specific terms of repayment (converted on January 9, 2015 to 573,000 common shares that were issued on April 6, 2015).
viii.
$Nil (December 31, 2014 - $1,767): unsecured; non-interest bearing; with no specific terms of repayment (converted on January 9, 2015 to 41,000 common shares that were issued on April 6, 2015).

As of December 31, 2015, interest totaling $23,283 (December 31, 2014 - $30,244) was accrued on the above loan amounts.

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE – Restated

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

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE – Restated (Continued)

At December 31, 2015, accrued interest was due to related parties in connection with loans detailed above in Note 6, as follows:

iii.
$2,609 (December 31, 2014 - $883) to the president of the Company.
iv.
$10,157 (December 31, 2014 - $Nil) to the majority shareholder of the Company.
v.
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
●
Under the terms of that settlement agreement, the Company agreed to pay an aggregate of $34,000 CAD.
●
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

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2014 – 34%) is as follows:

	2015	2014
Expected income tax recovery	$(139,800)	$(40,000)
Adjustment for non-deductible stock compensation	32,700	-
Estimated decrease in expected tax recovery resulting from Section 382 net operating loss limitations after change in control	296,400	-
Increase (decrease) in valuation allowance	(189,300)	40,000
	$-	$-

Significant components of deferred income tax assets are as follows:

	2015	2014
Deferred income tax assets
Net operating losses carried forward	$151,000	$340,000
Valuation allowance	(151,000)	(340,000)

	$-	$-

LODE-STAR MINING INC.
(formerly International Gold Corp.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in U.S. Dollars)

9.	INCOME TAXES – Restated (Continued)

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

Audit Committee

We have not appointed members of our audit committee. However the chairman will be independent within the meaning of applicable SEC rules and NYSE MKT listing standards as an “audit committee financial expert” as defined in the rules and regulations of the SEC, and that is financially literate under the current listing standards of the NYSE MKT. The audit committee has oversight responsibilities regarding matters including:

● the integrity of our financial statements and our financial reporting and disclosure practices.
● the soundness of our system of internal controls regarding finance and accounting compliance.
● the independent registered public accounting firm’s qualifications and independence.
● the engagement of the independent registered public accounting firm.
● the performance of our internal audit function and independent registered public accounting firm.
● our compliance with legal and regulatory requirements in connection with the foregoing.
● review of related party transactions in accordance with our written policy as to such transactions. and
● compliance with our Code of Conduct and Ethics.

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

Compensation Committee

We have not appointed members of our compensation committee. However, the chairman of the committee will be independent within the meaning of the listing standards of the NYSE MKT. The compensation committee is authorized to assist the board in discharging the board’s responsibilities relating to matters including:

● review and administration of compensation and benefit policies and programs designed to attract, motivate and retain personnel with the requisite skills and abilities to us to achieve superior operating results.
● review and approval, annually of goals and objectives relevant to compensation of our Chief Executive Officer, including evaluating the performance of the Chief Executive Officer in light of those goals and objectives and setting of our Chief Executive Officer’s compensation based on such evaluation (and our compensation committee will have sole authority to determine such compensation).
● establishment of the compensation of our other executives and the Chairman of our board, and recommendation of the compensation of our non-employee directors for approval by majority vote of independent directors, and
● issuance of an annual report on executive compensation for inclusion in our annual proxy statement, once required.

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

Nominating and Governance Committee

We have not appointed members of our nominating and governance committee. However, the chairman of the committee will be independent within the meaning of the listing standards of NYSE MKT. The nominating and governance committee is authorized to:

● recommend to the board nominees for election as directors and committee members.
● develop and recommend to the board a set of corporate governance guidelines.
● review candidates for nomination for election as directors submitted by directors, officers, employees and stockholders and establish procedures to be followed by stockholders in submitting nominees.
● recommend to the board non-renomination or removal from the board or a board committee as appropriate.
● review with the board the requisite skills and characteristics for continuation as board members, the selection of new board members and board composition. and
● select, retain and evaluate any search firm with respect to the identification of candidates for nomination for election as directors (and our nominating and governance committee shall have the sole authority to approve any such firm’s fees and other retention terms).

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

ITEM 11.	EXECUTIVE COMPENSATION. (continued)

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

As of December 31, 2015, the following amounts were due to related parties:

· To Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director: an unsecured loan with interest at 5% per annum; with no specific terms of repayment, in the amount of $40,789 plus accrued interest of $2,609

· To Lode Star Gold Inc., our controlling shareholder (“LSG”): two unsecured loans with interest at 5% per annum, with no specific terms of repayment, totaling $313,966 plus accrued interest totaling $10,493, and $123,913 in accrued mineral option fees payable under the terms of our Mineral Option Agreement with LSG dated October 4, 2014

· To Lonnie Humphries, the sole shareholder of Lode Star Gold Inc., our controlling shareholder: an unsecured, non-interest bearing loan of $3,612, with no specific terms of repayment

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
3.3	Amended and Restated Articles of Incorporation	14-C	11/24/14	3.3
3.4	Omnibus Equity Incentive Plan	14-C	11/24/15	3.4
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	8-K	2/21/12	10.1
10.5	Mineral Option Agreement with Lode Star Gold Inc.	8-K	10/09/14	10.1
10.6	Settlement Agreement	8-K	12/16/14	10.2
10.7	Acquisition of Mineral Property Interest				X
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				X
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3
101.INS	XBRL Instance Document	10-K	4/14/14	101.INS
101.SCH	XBRL Taxonomy Extension Schema	10-K	4/14/14	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	4/14/14	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	4/14/14	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	4/14/14	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	4/14/14	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of January, 2017

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	January 10, 2017
Mark Walmesley