Form 10-K
period 2016-12-31
Lode-Star Mining Inc.
filed 2017-03-30
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Commission File Number:  000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2016 was $452,523. The stock price used in this calculation was the closing price of the registrant’s stock reported on the OTCQB marketplace on December 23, 2016, the date of trading activity closest to the last business day of the registrant’s 2016 fiscal year. For purposes of calculating this amount only, all executive officers and directors and beneficial owners of 5% or more of the outstanding shares of common stock have been treated as affiliates.

At March 30, 2017 there were 49,127,825 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I
Item 1.	Business.	4
Item 1A.	Risk Factors.	5
Item 1B.	Unresolved Staff Comments.	9
Item 2.	Properties.	9
Item 3.	Legal Proceedings.	13
Item 4	Mine Safety Disclosure	13
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	14
Item 6.	Selected Financial Data.	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	33
Item 8.	Financial Statements and Supplementary Data.	24
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	35
Item 9A.	Controls and Procedures.	35
Item 9B.	Other Information.	36
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	36
Item 11.	Executive Compensation.	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	40
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	41
Item 14.	Principal Accounting Fees and Services.	42
PART IV
Item 15.	Exhibits and Financial Statement Schedules.	43

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

Lode-Star Mining INC. (formerly International Gold Corp.) was incorporated in the State of Nevada on December 9, 2004 for the purpose of acquiring and exploring mineral properties.  Our principal executive offices are located at 13529 Skinner Road, Suite N, Cypress, Texas 77429-1775. We also maintain a Canadian business office at 666 Burrard Street, Suite 600, Vancouver, British Columbia, Canada V6C 2X8.

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

We have no revenues, have losses since inception, have no direct operations, and have been issued a going concern opinion by our auditor. We are relying upon the sale of securities and loans to fund our operations. We have no employees and expect to use outside consultants, advisors, attorneys and accountants as necessary for the next twelve months.

Mineral Property Interest

Further to a Mineral Option Agreement dated October 4, 2014, on December 5, 2014, we entered into a subscription agreement (the “Subscription Agreement”) with Lode Star Gold INC. (“LSG”), a private Nevada corporation, pursuant to which we agreed to issue 35,000,000 shares of our common stock, valued at $230,180, to LSG in exchange for a 20% undivided beneficial interest in and to the mineral claims owned by LSG (the “Acquisition”). The Closing Date of the Subscription Agreement was December 11, 2014 (the “Closing Date”).The mineral claims, known as the “Goldfield Bonanza Project” (the “Property”), are located in the State of Nevada.

The Mineral Option Agreement can be found as Exhibit 10.1 to our report filed on Form 8-K on October 9, 2014 and is incorporated by reference, shown as Exhibit 10.5 to this report. The Subscription Agreement can be found as Exhibit 10.7 to our report filed on Form 10-K/A on January 11, 2017 and is incorporated by reference, shown as Exhibit 10.7 to this report.

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

Given that permitting for operations on the Property is still to be completed, LSG granted a series of deferrals of the payments, with the most recent being granted on January 11, 2017. LSG agreed on that date to defer payment of all amounts due in accordance with the Mineral Option Agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to interest and principal.

The Option Agreement provides that we will act as the operator on the Property and that a management committee will be formed, comprised of representatives from us and LSG, with voting based on each party’s proportionate interest, to supervise exploration of the Property and approve work programs and budgets. To the date of this report, no work programs have been approved and LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved in the latter half of 2017.

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

LSG is an exploration stage company and has not generated any revenues since its inception.  The Property represents its only material asset.

ITEM 1A.	RISK FACTORS

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

ITEM 2.	PROPERTIES (continued)

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

ITEM 2.	PROPERTIES (continued)

The 31 patented claims and one unpatented millsite claim are as follows:

Patented Claims

Claim Name	U.S. Survey No.
Combination No. 3	2375
August	2916
Great Western	2525
Gold Coin	2525
February	2941
Mohawk No. 1	2283
Side Line Fraction	2567
January	2941
Silver Pick	2203
Silver Pick Fraction	2203
Deserted (1)	2203
Pipe Dream	2203
North End (2)	2203
Hazel Queen	2375
Fraction	2844
White Horse	2844
White Rock	2844
Yellow Jacket	2844
Firelight	2749
Emma Fraction	2360
S.E. 2/3 Red King (more or less)	2361
S.E. 1/2 (Cornishman)	2750
Kewana #3	2565
Blue Jay	2375
Combination No. 1 Claim (3)	2375
Combination No 2 Claim (4)	2844 (19/24th interest)
Omega	2844 (19/24th interest)
Apazaca	2844 (19/24th interest)
Alpha	2844 (19/24th interest)
Jim Fraction	4096 (19/24th interest)
O.K. Fraction	2560 (¾ of ½ interest)
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

The fees and maintenance of the claims are currently being paid by the property's owner Lode-Star Gold, INC. The annual fee for maintaining all the claims is under $1,500. A map of the claims is shown below in Figure 2.

ITEM 2.	PROPERTIES (continued)

Figure 2: Claim Map

LODE STAR GOLD
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
T2 & 3S, R42E
Claim Map
UTM Nad 1927 zone 11 meters
Map by: JBA WORKS, INC.
GOLDFIELD
TOWN LIMIT
LSG Claim Boundary
200 meters
N
T2S R42E
T3S R42E
35
36
2
1
TROUBLE MAKER MILLSITE
NORTH END M.S.2203
PIPE DREAM M.S.2203
ALPHA M.S.2944
OMEGA M.S.2944
BLUE JAY M.S.2944
HAZEL QUEEN M.S.2375
COMBINATION No.2 M.S.2375
COMBINATION No.3 M.S.2375
EMMA FRACTION M.S.2390
RED KING M.S.2381
KEWANA NO. 3

ITEM 2.	PROPERTIES (continued)

Current Infrastructure:

All properties, claims, buildings, equipment, and supplies are owned by the Company's largest shareholder, Lode-Star Gold, INC. The Company has free access to utilize and manage all the above noted items.

The property is immediately adjacent to the historic gold producing town of Goldfield, NV, which is the county seat for Esmeralda County. Water, electricity and other sundry needs such as restaurants, lodging, minor medical needs, fire station, police, are within 1 mile of the property.

The Company manages operations from a 6,000 sq. ft. office and warehouse facility complete with showers and laundry amenities. Two residential trailer sites are immediately adjacent to this building for crew needs.

The property has one working shaft, the February Premier, which has access to the 300 ft level, with approximately 1/2 mile of ventilated drift. Underground work has identified 2 high-grade gold-bearing zones which the company plans to further explore. Given that the most prudent exploration must take place underground, the company is applying through LSG for a "Surface Separation Facility” through the Nevada Department of Environmental Protection. The program that we envision undertaking in the first half of 2017 includes the mining of approximately 10,000 tons of non NI 43-101 compliant gold mineralization at an approximate grade of .9 ounces per ton. The estimated grade is based on historic drilling work done by LSG, for which the 1.5 inch core samples were consumed by assay requirements. In order to provide adequate sample weights to the assaying lab, the entire core was processed for individual samples. While we have encountered several additional high-grade drill anomalies throughout the property, it is important to note that we have no proven and/or probable reserves at the present time and therefore the program is exploratory in nature.

The property has two operating water monitoring wells (completed April 15, 2016) that are mandatory for us to receive a water pollution control permit. Part of the permitting application is for the allowance of the company to store its waste rock underground. The property has no milling on site and we must rely on a third party to receive our mineralized material and tombstone our tailings.

On February 17, 2017 we executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test of our mineralized material. Upon our completion of required permitting activities with the Nevada Division of Environmental Protection, Bureau of Mining Regulation and Reclamation (NDEP), the bulk sample pilot test will provide the baselines for metallurgical recoveries and mill throughput. Dependent on the pilot test results and completion of a cost analysis and other operational details, negotiation of a full scale, custom milling agreement is planned. That milling agreement would allow material from our Property to be processed through Scorpio’s Goldwedge property, located 75 miles north of Goldfield in Manhattan, Nevada. The Goldwedge mill is a fully permitted, 400 tpd facility with an associated gravity recovery circuit. Scorpio has received approval under their permits to test and process material from other facilities.

Any coarse gold component of Lode-Star’s material will be recovered by the gravity circuit. Further testing will be conducted on the tailings to determine the economics of shipping tailings to Scorpio's Mineral Ridge heap leach property for final recovery of cyanide leachable precious metals. Mineral Ridge has also indicated it can provide assaying services to Lode-Star.

100% of the permitting cost, approximately $200,000 to date, has been borne by our largest shareholder, Lode-Star Gold INC. The budget for this exercise is $250,000. Once permitting is completed, further estimated costs are as detailed in Item 7.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action has been threatened against us, or, to the best of our knowledge, is contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The high and low bid quotations of our common stock for the periods indicated below are as follows:

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$0.04	$0.025	$0.11	$0.03
June 30	$0.05	$0.03	$0.05	$0.02
September 30	$0.04	$0.032	$0.0275	$0.015
December 31	$0.052	$0.031	$0.04	$0.01

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

On December 31, 2016, we had 68 shareholders of record of our common stock.

Capitalization

There was no change to our capitalization in the year ended December 31, 2016.

On February 14, 2017, we granted 9,500,000 non-qualified stock options, pursuant to our Equity Incentive Plan (see below), to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of our common stock at a price of US$0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years.

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

Securities Authorized for Issuance under Equity Compensation Plans

As part of the November 24, 2015 changes to our capitalization, we reserved 10,000,000 shares of common stock for issuance under a new Omnibus Equity Incentive Plan. The purpose of the Plan is to maintain our ability to attract and retain highly qualified and experienced directors, officers and consultants and to give such directors, officers and consultants a continued proprietary interest in our success. The Plan is posted on our website at www.lodestarmining.com and is available to any stockholder by request to us.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2016 and 2015, we had no cash subscriptions for shares of our common stock.

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

Other than as described above, or as disclosed in previous reports filed with the SEC, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operations

We anticipate that we will require approximately $2 million to pursue our plan of operations over the next 12 months, as detailed below:

Previous Exploration Work, Mineralization, State of Exploration.

The Property is wholly owned by LSG, our largest shareholder and is clear titled. A 1% net smelter royalty exists in the favor of the original property owner. The property consists of 31 patented claims on approximately 460 acres. LSG, over the past 15 years and continuing, has spent over $5 million on underground rehab of approximately 1/4 mile of drift at the 300ft sub surface level. LSG also executed 22 surface core drill holes for a total of 10,400ft and 152 underground core drill holes for a total of 23,000ft.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

It is important to note the following sample preparation and quality controls used by LSG and by ICN, a previous operator of the Property:

Lode-Star Gold drill hole core sampling and analytical protocol

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

ICN drill hole core and Rotary RC sampling and analytical protocol

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

Underground work has identified 2 high-grade gold-bearing zones (see the small yellow stars in Fig. 1. and see Fig. 2.) that can support mine development utilizing our current infrastructure. The property is being permitted for production and should be mine ready by early 2017. It is our intention to then start mining the property. Much of the property remains under explored and it is our belief that the district's high-grade, million ounce ore zones repeat themselves. Further surface and underground exploration work needs to be executed. We plan to explore through production and chase our known high-grade vein zones.

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

Fig. 1. - The red vein zones contained in the aerial photo below depict the historic mined veins

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

HISTORIC PRODUCTION

Figure 1a. - Production from Goldfield Mining District

Year	Ore (tons)	Gold (ounces)	● Silver (ounces)

1903		3,419	● 287
1904	8,000	113,293	● 19,954
1905	11,700	91,088	● 8,589
1906	59,628	339,890	● 15648
1907	101,136	406,756	● 71,710
1908	88,152	236,082	● 30,823
1909	297,199	453,915	● 33,164
1910	339,219	538,760	● 117,598
1911	390,431	497,637	● 126,406
1912	362,777	301,848	● 125,736
1913	364,785	242,815	● 153,984
1914	367,166	227,612	● 129,830
1915	418,935	212,337	● 165,305
1916	383,456	128,250	● 129,781
1917	339,488	91,917	● 78,184
1918*	264,237	58,685	● 90,560
1919	16,435	35,810	● 39,912
1920	6,571	7,536	● 6,081
1921	1,903	7,101	● 1,761
1922	5,619	12,773	● 5,755
1923	3,137	4,471	● 3,613
1924	7,352	4,336	● 3,982
1925	2,773	5,053	● 2,369
1925-1960	129,705	168,616	● 88,967
Total	3,958,104	4,190,000	1,450,000

*Last year of production by Goldfield Consolidated
SOURCE: Albers and Stewart, 1972

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Geologic Structure

The geologic model that made Goldfield successful still exists today. Fig. 1b. shows the Goldfield high-grade gold zones pool which leads to our conclusion that more multi-million ounce intercepts are possible.

Fig. 1b. Geologic Structural Model

GOLDFIELD
STRUCTURAL MODEL
Walker Lane Structural Fabric
Axis of
Compressional Stress
locally enhanced
permeability
& gold deposition
30°
N
INTERNATIONAL GOLD CORP.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fig. 2. - Church and Red Hills Vein Zones are the two high-grade gold-bearing zones that we expect to yield high-grade gold concentrations.

CHURCH AND RED HILLS VEIN ZONE PLAN VIEW

CHURCH VEIN ZONE
Fault
CHURCH SHAFT
Ransome (1909)
Ledge Material
N
FEBRUARY PREMIER SHAFT
300 Level
RH STOPE
NEWMONT LODE
WEST VEIN ZONE
EAST VEIN ZONE
DECLINE VEIN ZONE
INTERNATIONAL GOLD CORP.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
300 Level
0
100
200 feet

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

Fig. 5 - Red Hills Vein Zones Cross Section 3370N

Red Hills Stope Zone Summary

The drilling of this resource area was performed by LSG from 2000 - 2006 and assaying was performed by ALS Chemex. All activity was performed prior to the company's need to have the drilling be resource NI 43-101 compliant. We assume the zone could produce 10,000 ounces of AU. Historic underground mining was executed by chasing veins that yielded pockets of high grade gold production. It is LSM's intention to follow the same method and chase its known high-grade gold-bearing veins. LSM'S initial mining stage in the Red Hills area will extract mineralized material from the currently exposed Stope Vein Zone, and the Decline Vein Zone on the 300-ft mine level. Mining dimensions in the Stope Zone are expected to be an average of 4 to 10 feet wide, approximately 80 feet upwards and 100 feet along strike. The mining in the Decline will achieve mineralized material extraction while developing access to lower levels. Eventually the gold mineralization below the 300 foot level in both the Stope and Decline Vein Zones will be removed through the development of a downward spiral ramping approach, ultimately accessing mining depths to approximately the 450-ft mine level.

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

During 2011, ICN (a previous operator of the property) drilled 26 core holes for a total of 1,767 metres and 63 RC holes for a total of 8,375 meters. (See ICN press release dated August, 2011). The core holes were drilled in the Church Zone. Per ICN's press release, highlights of the better holes included:

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

Permitting, Toll milling and Site preparation

Our primary objective remains the completion of our mine permitting process. This entails having a toll milling agreement with an existing milling operation to handle processing of our mineralized material as well as the tomb-stoning of the tailings from that mineralized material. As detailed above in Item 2, on February 17, 2017 we executed an agreement with Scorpio Gold Corporation for a pilot toll milling test of our mineralized material. Dependent on the pilot test results and completion of a cost analysis and other operational details, negotiation of a full scale, custom milling agreement is planned.

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

Personnel

We have no employees. Our president and CEO, Mark Walmesley, our COO and our Corporate Secretary receive no compensation for their services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On January 19, 2015, Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors. Mr. Temkin is a Certified Professional Geologist and a Qualified Person under National Instrument (NI) 43101, with more than 39 years of experience in the mining industry, primarily in exploration in the Western United States. He is currently a consulting geologist working with LSG. Mr. Temkin has been associated with LSG and the Property for over 15 years and has been instrumental through its entire exploration program to date.

On April 22, 2015, Pam Walters was appointed as our Corporate Secretary. Ms. Walters has been associated with the mining industry for over 25 years and has managed the corporate finance and business operations of LSG and its owners.

Other than our three officers, we have no employees. We plan to rely on the efforts of our officers and directors, as well as a number of independent consultants, to manage our operations.  However, we may hire workers on a contract basis from time to time as the need arises.

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

LSG is currently operating under a Notice of Intent filed with the NDEP and dated January, 2011.  This is an open-ended permit that does not require bonding for reclamation and allows for a total of five acres of disturbance.  We do not have any additional pending Notices of Intent.

To the best of our knowledge, there are no existing environmental liabilities on the Property.  A detailed environmental investigation has not been conducted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following summary of our results of operations should be read in conjunction with our restated audited financial statements for the year ended December 31, 2016 which are included with this Report. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Revenues

	Year Ended December 31		Increase/(Decrease)
	2016	2015	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	234,375	390,796	(156,421)	(40%)
Operating Loss	(234,375)	(390,796)	156,421	(40%)
Other Income (Expense)	(33,741)	(20,525)	(13,216)	64%
Net Loss	$(268,116)	$(411,321)	$143,205	(35%)

We recorded a net loss of $268,116 for the year ended December 31, 2016, have an accumulated deficit of $1,680,140 and have had no operating revenues. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Expenses

Our expenses for the years ended December 31, 2016 and 2015 are outlined below:

	Year Ended December 31		Increase/(Decrease)
	2016	2015	Amount	Percentage
Consulting services	$25,776	$121,409	$(95,633)	(79%)
Corporate support services	2,099	12,759	(10,660)	(84%)
Interest, bank and finance charges	28,628	20,525	8,103	39%
Mineral option fees	100,000	123,913	(23,913)	(19%)
Office, foreign exchange and sundry	11,783	10,136	1,647	16%
Penalties	5,113	-	5,113	-
Professional fees	67,182	94,783	(27,601)	(29%)
Transfer and filing fees	27,535	27,796	(261)	(1%)
Total Operating and Other Expenses	$268,116	$411,321	$(143,205)	(35%)

Consulting services

In 2015, we entered into a one year agreement to obtain assistance in conducting business strategy and communications planning, public financial disclosure reporting, and various matters in connection with directors and other professionals as needed by us. In consideration for the services to be provided, we granted the consultant a combination of common stock and warrants valued at approximately $96,000. That expense in 2015 accounts for the majority of the difference in consulting expense between 2015 and 2016.

Corporate support services

Approximately $5,000 was incurred in 2015 with our provider of corporate support services, compared to approximately $2,000 in 2016, due to a decreased level of activity related to regulatory filings and share issuances in 2016. In addition, $8,000 was incurred for services from the Depository Trust Company in 2015, with no equivalent in 2016.

Interest, bank and finance charges

The increase in interest expense in 2016 was mainly due to a net increase of approximately $125,000 in interest-bearing loans during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mineral option fees

Mineral option fees payable under the terms of our Option Agreement with LSG totaled $123,913 in 2015 (a $100,000 initial fee, plus the major portion of one quarter at $25,000) and $100,000 in 2016 (four full quarters at $25,000).

Penalties

The 2016 Penalties expense is due to the accrual of an IRS penalty in connection with our 2013 income tax filing.

Professional fees

The majority of the decrease in Professional fees in 2016 was due to lower legal fees. Tax-related legal services were higher in 2015 by approximately $6,000 as a result of work required on prior years’ tax issues, while general legal services were also higher that year by approximately $20,000, mainly due to legal work for our S-1 and Schedule 14C filings.

Assets and Liabilities

Balance Sheet items with notable year over year differences are as follows:

	December 31		Change
	2016	2015	Amount	Percentage
Cash	$5,134	$12,456	$(7,322)	(59% )
Prepaid fees	$-	$3,217	$(3,217)	(100% )
Accounts payable and accrued liabilities	$19,016	$14,302	$4,714	33%
Due to related parties	$762,117	$495,384	$266,733	54%
Loans payable	$62,310	$76,180	$(13,870)	(18% )

Cash decreased due to the amount of cash provided by loans being approximately $7,000 lower than the amount of cash used in operating activities.

Prepaid fees decreased due to the remaining balance of a retainer for legal services which was paid in 2015, being expensed in 2016. The retainer was $20,000, of which approximately $17,000 was expensed in 2015.

Accounts payable and accrued liabilities increased mainly due to the accrual of an IRS penalty assessed in 2016 in connection with our income tax filing for 2013. See Penalties in the Expenses section above.

Due to related parties increased due to the following:
º
the accrual of mineral option fees due to LSG totaling $100,000;
º
net cash loan advances from related parties of approximately $75,000;
º
accrued loan interest due to related parties of approximately $22,000; and
º
expenses (net of foreign exchange) paid by a related party on our behalf of approximately $69,000

Loans payable decreased due to repayment of loan principal totaling $20,000, offset by accrued interest of approximately $6,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Our financial condition at December 31, 2016 and 2015 and the changes between those dates are summarized below:

Working Capital

	December 31		Increase/(Decrease)
	2016	2015	Amount	Percentage
Current Assets	$5,134	$15,673	$(10,539)	(67%)
Current Liabilities	843,443	585,866	257,577	44%
Working Capital (Deficiency)	$(838,309)	$(570,193)	$(268,116)	47%

The decrease in our working capital from December 31, 2015 to December 31, 2016 was due to a decrease in cash of approximately $7,000 and prepaid fees of approximately $3,000, together with an increase in accounts payable and accrued liabilities of approximately $5,000, accrued mineral option fees of $100,000, and a net increase in loans, accrued interest, and expenses paid on our behalf by related parties totaling approximately 167,000, offset by a net decrease of approximately $14,000 in non-related party loans payable.

Cash Flows

	Year Ended December 31		Increase/(Decrease)
	2016	2015	Amount	Percentage
Cash Flows Provided By (Used In):

Operating Activities	$(62,322)	$(146,316)	$83,994	(57%)

Financing Activities	55,000	153,400	(98,400)	(64%)

Net (decrease) increase in cash	$(7,322)	$7,084	$(14,406)	(203%)

As a result of the decrease in cash used in operating activities in 2016, the requirement for additional loan amounts also decreased.

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

Commitments

We do not have any commitments as of December 31, 2016 which are required to be disclosed in tabular form.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LODE-STAR MINING INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Lode-Star Mining, Inc.
Cypress, TX

We have audited the accompanying balance sheets of Lode-Star Mining, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lode-Star Mining, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 29, 2017

LODE-STAR MINING INC.

BALANCE SHEETS

	DECEMBER 31
	2016	2015

ASSETS

Current
Cash	$5,134	$12,456
Prepaid fees	-	3,217
Total current assets	5,134	15,673

Mineral Property Interest, unproved	230,180	230,180

Total assets	$235,314	$245,853

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$19,016	$14,302
Due to related parties and accrued interest	762,117	495,384
Loans payable and accrued interest	62,310	76,180
Total current liabilities	843,443	585,866

Commitments and contingencies (Notes 3, 7 and 8)

STOCKHOLDERS’ DEFICIENCY

Capital Stock:
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at December 31, 2016 and 2015	1,947	1,947
Additional Paid-In Capital	1,070,064	1,070,064
Accumulated Deficit	(1,680,140)	(1,412,024)
Total stockholders’ deficiency	(608,129)	(340,013)

Total liabilities and stockholders’ deficiency	$235,314	$245,853

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31
	2016	2015

Revenue	$-	$-

Operating Expenses
Consulting services	25,776	121,409
Corporate support services	2,099	12,759
Mineral option fees	100,000	123,913
Office, foreign exchange and sundry	11,783	10,136
Professional fees	67,182	94,783
Transfer and filing fees	27,535	27,796
Total operating expenses	234,375	390,796

Operating Loss	(234,375)	(390,796)

Other Expense
Penalties	(5,113)	-
Interest, bank and finance charges	(28,628)	(20,525)
Total other expense	(33,741)	(20,525

Net Loss For The Year	$(268,116)	$(411,321)

Basic And Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – basic and diluted	49,127,825	47,436,336

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2016	2015

Operating Activities
Net loss for the year	$(268,116)	$(411,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain)	830	(4,791)
Stock issued for services	-	29,397
Warrants issued for services	-	66,721
Changes in operating assets and liabilities:
Prepaid expenses	3,217	(3,217)
Accounts payable and accrued liabilities	73,704	33,194
Due to related party	100,000	123,913
Accrued interest payable	28,043	19,788
Net cash used in operating activities	(62,322)	(146,316)

Financing Activities
Repayment of loans payable	(20,000)	(14,000)
Repayment of loans payable – related party	-	(5,000)
Proceeds from loans payable – related party	75,000	172,400
Net cash provided by financing activities	55,000	153,400

Net (Decrease) Increase In Cash	(7,322)	7,084

Cash, Beginning Of Year	12,456	5,372

Cash, End Of Year	$5,134	$12,456

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$68,990	$57,289
Common shares issued for debt settlements	$-	$53,213

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, December 31, 2014	46,509,000	$465	$922,215	$(1,000,703)	$(78,023)

Shares issued for debt	1,149,000	12	53,201	-	53,213
Shares issued for consulting services	1,469,825	1,470	27,927	-	29,397
Warrants issued for consulting services	-	-	66,721	-	66,721
Net loss for the year	-	-	-	(411,321)	(411,321)

Balance, December 31, 2015	49,127,825	1,947	1,070,064	(1,412,024)	(340,013)

Net loss for the year	-	-	-	(268,116)	(268,116)

Balance, December 31, 2016	49,127,825	$1,947	$1,070,064	$(1,680,140)	$(608,129)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $1,680,140 as of December 31 2016. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Cash consists of cash on deposit with high quality major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2016 and 2015, the Company had no cash equivalents.

c)	Foreign Currency Accounting

The Company’s functional currency is the U.S. dollar.  Branch office activities are generally in Canadian dollars. Transactions in Canadian currency are translated into U.S. dollars as follows:

i)
monetary items at the exchange rate prevailing at the balance sheet date;

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
■
Level 1 – defined as observable inputs such as quoted prices in active markets;
■
Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
■
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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Stock-Based Compensation

Stock-based compensation of employees is accounted for in accordance with ASC 718 whereby a compensation charge based on the fair value of the equity instruments issued, measured at the grant date, is recorded against earnings over the period during which the employee is required to perform the services in exchange for the award (generally the vesting period).

For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are accounted for in accordance with ASC 505-50, whereby the compensation charge is recorded on the basis of the fair value of the goods or services received or the fair value of the equity instruments granted, whichever is more reliably measurable at the earlier of the date at which a commitment for performance is reached or the date at which the performance is complete. The expense is recognized in the same manner as if the Company had paid cash for the goods or services.

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

k)	Related Party Transactions

In accordance with ASC 850, the Company discloses: the nature of the related party relationship(s) involved; a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

l)	Recent Accounting Pronouncements

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

3.	MINERAL PROPERTY INTEREST (Continued)

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

If the Company fails to make any cash payments to LSG within one year of the Effective Date of the Mineral Option Agreement with LSG dated October 4, 2014, it is required to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the payment of the entire $5 million described above, it must make quarterly cash payments to LSG of $25,000 until such time as the Company has earned the additional 60% interest in the Property. At December 31, 2016 $223,913 in fees payable to LSG has been accrued.

Given that permitting for operations on the Property is still to be completed, LSG granted a series of deferrals of the payment, with the most recent being granted on January 11, 2017. LSG agreed on that date to defer payment of all amounts due in accordance with the Mineral Option Agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to interest and principal.

The Option Agreement provides that the Company will act as the operator on the Property and that a management committee will be formed, comprised of representatives from the Company and LSG, with voting based on each party’s proportionate interest, to supervise exploration of the Property and approve work programs and budgets. To December 31, 2016 and to the date of these financial statements, no work programs had been approved.

The Company assessed its mineral property interest at December 31, 2016 and to the date of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

On February 17, 2017 the Company executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test of its mineralized material. Upon the Company’s completion of required permitting activities with the Nevada Division of Environmental Protection, Bureau of Mining Regulation and Reclamation (NDEP), the bulk sample pilot test will provide the baselines for metallurgical recoveries and mill throughput. Dependent on the pilot test results and completion of a cost analysis and other operational details, negotiation of a full scale, custom milling agreement is planned.

4.	CAPITAL STOCK

During the years ended December 31, 2016 and 2015, the Company had no cash subscriptions for shares of its common stock.

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

4.	CAPITAL STOCK (Continued)

On January 9, 2015, an agreement was reached to modify the terms of a loan such that $26,750 of accrued interest together with a premium was to be converted to Company shares at a price of $0.05 per share, to result in the issuance of 535,000 common shares. Those shares were issued on April 6, 2015.

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its new 2016 Omnibus Equity Incentive Plan. No preferred shares have been issued to December 31, 2016 or to the date of issue of these financial statements.

To December 31, 2016 and to the date of issue of these financial statements, warrants to purchase 3,336,060 shares of common stock have been issued and none of those warrants have been exercised. At December 31, 2016 the warrants had an intrinsic value of $66,721 based on the exercise price of $0.02 per warrant and a market price of $0.04 per share.

No stock options had been issued at December 31, 2016.

Warrants

Summary of warrant activity and warrants outstanding at December 31, 2016:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2014	-	-	-	-		-
Issued	3,336,060	$0.02	$0.02	5.00	November 10, 2020	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance December 31, 2015	3,336,060	$0.02	$0.02	4.86	November 10, 2020	-
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance December 31, 2016	3,336,060	$0.02	$0.02	3.86	November 10, 2020	$66,721

5.	LOANS PAYABLE

At December 31, 2016, the Company had the following loans payable:

i.
$1,000 (December 31, 2015 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at December 31, 2016 was $3,218 (December 31, 2015:$3,068). During the year 2016, the Company repaid $0 (2015: $4,000) on this loan.
ii.
$45,000 (December 31, 2015 - $65,000): unsecured; interest at 10% per annum from January 10, 2015. During the year 2016, the Company repaid $20,000 (2015: $10,000) on this loan.
●
The balance of the outstanding principal $27,500, and any accrued interest was due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;
●
The balance of the outstanding principal $17,500, and any accrued interest was due and payable on written demand in full (not received to date) on January 9, 2016; and
●
The Company shall have the right to repay all or any part of the Principal and any accrued interest to the Lender at any time and from time to time, without any premium.
●
The above said notes are currently in default; there are no changes to the terms due to these being in default.
●
Accrued interest payable on the loan at December 31, 2016 was $13,091 (December 31, 2015:$7,112).

At December31, 2016, total interest accrued on the above loans was $16,309 (December 31, 2015: 10,180).

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At December 31, 2016, the Company had the following amounts due to related parties:

i.
$39,777 (December 31, 2015 - $40,789): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the President of the Company. Accrued interest payable on the loan at December 31, 2016 was $4,655 (December 31, 2015:$2,609). During the year 2016 the Company’s President paid $0 (2015: $11,592) for expenses directly on behalf of the Company. The Company repaid $0 (2015:$5,000) and borrowed $0 (2015:$2,348) from the President.
ii.
$345,000 (December 31, 2015 - $290,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at December 31, 2016 was $25,551 (December 31, 2015:$10,157). During the year 2016, the Company borrowed $75,000 (2015: $170,000) from LSG and a $20,000 expense paid directly on behalf of the Company by LSG was reallocated to Loan iii) below.
iii.
$114,688 (December 31, 2015 - $23,966): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at December 31, 2016 was $4,810 (December 31, 2015:$336). During the year 2016, LSG paid expenses directly on behalf of the Company totaling $68,981 (2015:$45,707).
iv.
$3,724 (December 31, 2015 - $3,613): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the year is entirely due to a change in foreign exchange.

At December 31, 2016, total interest accrued on the above related party loans was $35,016 (December 31, 2015: 13,102).

During the year ended December 31, 2016, there was an $830 foreign exchange loss (2015:$4,791 gain) due to related party loan amounts in non-US currency.

During the year ended December 31, 2016, the Company incurred $100,000 (2015 - $123,913) in mineral option fees payable to LSG, which have been accrued as of that date. The total amount of such fees due at December 31, 2016 was $223,913 (December 31, 2015: $123,913).

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 3 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

8.	INCOME TAXES

In December, 2014, the Company underwent a change in control which subjected it to limitations under Internal Revenue Code Section 382. That section restricts post-change annual net operating loss utilization, based on applying an IRS- prescribed rate to the purchase price of the stock acquired in the change in control. The Company accordingly revised its estimates of net operating loss carry forwards, resulting in a reduction in the estimate of losses available for utilization in the amount of approximately $872,000. Years 2004 to 2011 remain subject to review by the IRS.

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2015 – 34%) is as follows:

	2016	2015
Expected income tax recovery	$(91,200)	$(139,800)
Adjustment for non-deductible stock compensation	-	32,700
Estimated decrease in expected tax recovery resulting from Section 382 net operating loss limitations after change in control	-	296,400
Increase (decrease) in valuation allowance	(91,200)	(189,300)
	$-	$-

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

8.	INCOME TAXES (Continued)

Significant components of deferred income tax assets are as follows:

	2016	2015
Deferred income tax assets
Net operating losses carried forward	$242,200	$151,000
Valuation allowance	(242,200)	(151,000)
	$-	$-

The Company has approximately $712,000 (2015 - $444,000) in net operating losses carried forward which will expire by 2036 if not utilized.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

The Company’s net operating losses carried forward for United States income tax purposes will expire, if not utilized, as follows:

2024	$10,000
2025	7,600
2026	6,000
2027	10,900
2028	53,200
2029	8,975
2030	6,445
2031	6,445
2032	6,445
2033	6,445
2034	6,445
2035	315,200
2036	268,100
$712,200

Realization of the above losses carried forward is dependent on the Company filing the applicable tax returns with the tax authorities, generating sufficient taxable income prior to expiration of the losses carried forward and continuing use of the acquired historic business or a significant portion of the acquired assets for two years after the change of control transaction. If this continuity of business enterprise requirement is not met, the annual net operating loss limitation on pre-change losses is zero. The two year continuing use component of the requirement has been met.

9.	SUBSEQUENT EVENTS

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of US$0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years.

On February 17, 2017 the Company executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test of its mineralized material. Upon the Company’s completion of required permitting activities with the Nevada Division of Environmental Protection, Bureau of Mining Regulation and Reclamation (NDEP), the bulk sample pilot test will provide the baselines for metallurgical recoveries and mill throughput. Dependent on the pilot test results and completion of a cost analysis and other operational details, negotiation of a full scale, custom milling agreement is planned.

On March 9, 2017 the IRS issued a letter to the Company advising that, on appeal, a previously assessed penalty in connection with the filing of its tax return for the year ended December 31, 2013 had been reduced from $20,000 to $5,000 plus related interest.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2016 and 2015, included in this report, have been audited by MaloneBailey LLP, 9801 Westheimer Road, Suite 1100, Houston, Texas.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. As a result of the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness, as of December 31, 2016, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting was not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented. As a result of the size of the current organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this report, the names, ages and positions of our executive officers and directors were as follows:

Name	Age	Position
Mark Walmesley	59	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Thomas Temkin	63	Chief Operating Officer, Director
Pam Walters	67	Secretary

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial, Treasurer and director, Thomas Temkin, our Chief Operating Officer and director, and Pam Walters, our Secretary, for all services rendered in all capacities to us during our fiscal years ended December 31, 2016 and 2015. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended December 31	Salary ($)	Total ($)
Mark Walmesley, CEO (1)	2016	-	-
	2015	-	-
Thomas Temkin, Director and COO (2)	2016	-	-
	2015	-	-
Pam Walters, Secretary (3)	2016	-	-
	2015	-	-

(1)
Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014.  Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

(2)	Thomas Temkin was appointed as our Chief Operating Officer and director on January 19, 2015.

(3)	Pam Walters was appointed as our Secretary on April 22, 2015.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

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

To the best of our knowledge, no person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock, or any other reporting person (as defined in Item 405 of Regulation SK) (“reporting person”), failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year: 2015.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2016, we did not have any outstanding equity awards.

Benefit Plans

We do not have any pensions plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees.  However, we may establish such plans in the future.

Director Compensation

We have not compensated any of our directors for their service on the Board of Directors.  Management directors are not compensated for their service as directors; however they may, in the future, receive compensation for their services as our employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2015, (iv) up to two executive officers other than the Chief Executive Officer who were serving as executive officers on December 31, 2015 and to whom the company paid more than $100,000 in compensation during the last fiscal year, (v) up to two additional persons to whom the company paid more than $100,000 during the last fiscal year but who were not serving as an executive officer on December 31,2015 and (vi) all directors and officers as a group. None of the directors, nominees, or officers of the company owned any equity security issued by the company’s subsidiaries. Information with respect to officers, directors and their families is as of December 31, 2016, updated to March 30, 2017, and is based on the books and records of the company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	1,225,000	2.49%

Thomas Temkin (4)	20,000	0.04%

All executive officers and directors as a group (2 persons)	1,245,000	2.53%

Lode Star Gold INC. (5)	35,000,000	71.24%

Lonnie S. Humphries Non-Exempt Trust (5)	200,000	0.41%

Lonnie S. Humphries	1,369,756	2.79%

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

1)
Unless otherwise indicated, the address of all named persons is 13529 Skinner Road, Suite N, Cypress, Texas 77429-1775

2)
Based on 49,127,825 shares of our common stock issued and outstanding as of December 31, 2016.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 11, 2014, pursuant to the Subscription Agreement, we issued 35,000,000 shares of our common stock to LSG.  Upon the closing of the Acquisition, LSG became our principal stockholder and Mark Walmesley, the Director of Operations and a director of LSG, was appointed as our President and Chief Executive Officer.

As of December 31, 2016, the following amounts were due to related parties:

·
To Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director: unsecured loans with interest at 5% per annum; with no specific terms of repayment, in the amount of $39,777 plus accrued interest of $4,655

·
To Lode Star Gold INC., our controlling shareholder (“LSG”): two unsecured loans with interest at 5% per annum, with no specific terms of repayment, totaling $459,688 plus accrued interest totaling $30,361, and $223,913 in accrued mineral option fees payable under the terms of our Mineral Option Agreement with LSG dated October 4, 2014

·
To Lonnie Humphries, the sole shareholder of Lode Star Gold INC., our controlling shareholder: an unsecured, non-interest bearing loan of $3,724, with no specific terms of repayment

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (continued)

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

We have determined that none of our directors meet this definition of independence due to the fact that they are also our executive officers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

2016	$18,500	MaloneBailey LLP
2015	$8,000	MaloneBailey LLP
2015	$23,793	Morgan & Company LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$0	MaloneBailey LLP
2015	$0	MaloneBailey LLP
2015	$0	Morgan & Company LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$0	MaloneBailey LLP
2015	$0	MaloneBailey LLP
2015	$0	Morgan & Company LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$0	MaloneBailey LLP
2015	$0	MaloneBailey LLP
2015	$0	Morgan & Company LLP

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
3.3	Amended and Restated Articles of Incorporation	14-C	11/24/14	3.3
3.4	Omnibus Equity Incentive Plan	14-C	11/24/15	3.4
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	8-K	2/21/12	10.1
10.5	Mineral Option Agreement with Lode Star Gold INC.	8-K	10/09/14	10.1
10.6	Settlement Agreement	8-K	12/16/14	10.2
10.7	Acquisition of Mineral Property Interest	10-K/A2	1/11/2017	10.7
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				X
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3
101.INS	XBRL Instance Document	10-K	4/14/14	101.INS
101.SCH	XBRL Taxonomy Extension Schema	10-K	4/14/14	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	4/14/14	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	4/14/14	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	4/14/14	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	4/14/14	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2017

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 30, 2017
Mark Walmesley