Form 10-Q
period 2017-03-31
Lode-Star Mining Inc.
filed 2017-05-11
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,127,825 as of May 10, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31 2017 AND 2016
 (Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS
(Unaudited)

	MARCH 31	DECEMBER 31
	2017	2016

ASSETS

Current assets
Cash	$11,501	$5,134
Total current assets	11,501	5,134

Mineral Property Interest, unproved	230,180	230,180

Total assets	$241,681	$235,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$15,944	$19,016
Due to related parties and accrued interest	837,586	762,117
Loans payable and accrued interest	58,668	62,310
Total current liabilities	912,198	843,443

STOCKHOLDERS’ DEFICIT

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at March 31, 2017 and December 31, 2016	1,947	1,947
Additional Paid-In Capital	1,268,634	1,070,064
Accumulated Deficit	(1,941,098)	(1,680,140)
Total stockholders’ deficit	(670,517)	(608,129)

Total liabilities and stockholders’ deficit	$241,681	$235,314

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2017	2016

Revenue	$-	$-

Operating Expenses
Consulting services	204,797	5,702
Corporate support services	475	570
Mineral option fees	24,976	24,988
Office, foreign exchange and sundry	904	4,361
Professional fees	4,714	15,567
Transfer and filing fees	14,317	16,327
Total operating expenses	250,183	67,515

Operating Loss	(250,183)	(67,515)

Other Expenses
Interest, bank and finance charges	(10,775)	(6,576)
Penalties	-	(40,226)
Total other expenses	(10,775)	(46,802)

Net Loss	$(260,958)	$(114,317)

Basic And Diluted Net Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	49,127,825	49,127,825

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2017	2016

Operating Activities
Net loss	$(260,958)	$(114,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	216	1,806
Stock options issued for services	198,570	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,968	63,932
Due to related parties	24,976	24,988
Accrued interest payable	10,595	6,509
Net cash used in operating activities	(13,633)	(17,082)

Financing Activities
Repayment of loans payable	(5,000)	(10,000)
Proceeds from loans payable – related party	25,000	15,000
Net cash provided by financing activities	20,000	5,000

Net Increase (Decrease) In Cash	6,367	(12,082)

Cash, Beginning Of Period	5,134	12,456

Cash, End Of Period	$11,501	$374

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by a related party on behalf of the Company	$16,040	$29,352

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

 NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Lode-Star Mining INC. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004.  The Company’s principal executive offices are located in Cypress, Texas.  The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company acquired a mineral property interest from Lode Star Gold INC., a private Nevada corporation (“LSG”) on December 11, 2014 in consideration for the issuance of 35,000,000 common shares of the Company. As a result of this transaction, control of the Company was acquired by LSG.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $1,941,098 as of March 31 2017.These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2016.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2016, has been omitted.  The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results for the entire year ending December 31, 2017.

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

LODE-STAR MINING INC.

 NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

3.	MINERAL PROPERTY INTEREST

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

Given that permitting for operations on the Property is still to be completed, on January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the Mineral Option Agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal.

The Company assessed its mineral property interest to the date of issue of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

4.	CAPITAL STOCK

During the three months ended March 31, 2017, the Company had no subscriptions for shares of its common stock and no preferred shares have been issued.

Options

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options were valued at $536,750 (of which $198,570 was included in Consulting services expense in the current period) using the Black-Scholes option pricing model with an average risk-free rate of 1.81%, a weighted average life of 4.25 years, volatility of 182.6% and dividend yield of 0%. The valuation used approximately 2.5 years of weekly pricing. The Company believes that period provided the best indicator of volatility, as it corresponds with the current business operations and management of the Company. Prior to the acquisition of control by LSG, the Company was a shell. At March 31, 2017 the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.0512 per share.

A summary of option activity in the current period and options outstanding at March 31, 2017 is as follows:

	Options
	Issued	Vested	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2016	-	-	-	-	-	-	-
Issued	9,500,000	2,375,000	$0.06	$0.06	5.0	February 13, 2022	-
Expired	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Balance March 31, 2017	9,500,000	2,375,000	$0.06	$0.06	4.88	February 13, 2022	-

LODE-STAR MINING INC.

 NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

4.	CAPITAL STOCK (Continued)

Warrants

During the three months ended March 31, 2017, no warrants to purchase shares of common stock were issued and no warrants were exercised. At March 31, 2017 the warrants had an intrinsic value of $104,085 based on the exercise price of $0.02 per warrant and a market price of $0.0512 per share.

A summary of warrant activity in the current period and warrants outstanding at March 31, 2017 is as follows:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2016	3,336,060	$0.02	$0.02	3.86	November 19, 2020	$66,721
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at March 31, 2017	3,336,060	$0.02	$0.02	3.61	November 19, 2020	$104,085

5.	LOANS PAYABLE

At March 31, 2017, the Company had the following loans payable:

i.
$1,000 (December 31, 2016 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at March 31, 2017 was $3,255 (December 31, 2016:$3,218). During the first quarter of 2017, the Company repaid $0 (2016: $0) on this loan.
ii.
$40,000 (December 31, 2016 - $45,000): unsecured; interest at 10% per annum from January 10, 2015.
●
The balance of the outstanding principal of $27,500, and any accrued interest was due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;
●
The balance of the outstanding principal of $12,500, and any accrued interest was due and payable on written demand in full (not received to date) on January 9, 2016; and
●
The Company has the right to repay all or any part of the Principal and any accrued interest to the lender at any time and from time to time, without any premium.
●
The above-said notes are currently in default; there are no changes to the terms due to the notes being in default.
●
Accrued interest payable on the loan at March 31, 2017 was $14,413 (December 31, 2016:$13,091). During the first quarter of 2017, the Company repaid $5,000 (2016: $10,000) on this loan.

At March 31, 2017, total interest accrued on the above loans was $17,668 (December 31, 2016: $16,309).

6.	RELATED PARTY TRANSACTIONS

At March 31, 2017, the Company had the following amounts due to related parties:

i.
$39,964 (December 31, 2016 - $39,777): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the President of the Company. Accrued interest payable on the loan at March 31, 2017 was $5,170 (December 31, 2016:$4,655). The Company repaid $0 (2016:$0) and borrowed $0 (2016:$0) from the President. The change in value during the current quarter is entirely due to fluctuation in foreign exchange rates.
ii.
$370,000 (December 31, 2016 - $345,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at March 31, 2017 was $30,016 (December 31, 2016:$25,551). During the quarter ended March 31, 2017, the Company borrowed $25,000 (2016: $15,000) from LSG.

LODE-STAR MINING INC.

 NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

6.	RELATED PARTY TRANSACTIONS (Continued)

iii.
$130,728 (December 31, 2016 - $114,688): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at March 31, 2017 was $6,306 (December 31, 2016:$4,810). During the quarter ended March 31, 2017, LSG paid expenses directly on behalf of the Company totaling $16,040 (2016:$29,352).
iv.
$3,753 (December 31, 2016 - $3,724): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the current quarter is entirely due to fluctuation in foreign exchange rates.
At March 31, 2017, total interest accrued on the above related party loans was $41,492 (December 31, 2016: $35,016).

During the quarter ended March 31, 2017, there was a $216 foreign exchange loss (2016:$1,806) due to related party loan amounts in non-US currency.

During the quarter ended March 31, 2017, the Company incurred $24,976 (March 31, 2016 - $24,988) in mineral option fees and $2,760 (March 31, 2016: $0) in interest payable to LSG, which have been accrued as of that date. The total amount of such fees due at March 31, 2017 was $248,889 (December 31, 2016: $223,913), with total interest due in the amount of $2,760 (December 31, 2016: $0).

At March 31, 2017, the $837,586 (December 31, 2016: $762,117) total due to related parties is comprised of the following:
■
Loans and accrued interest - $585,937 (December 31, 2016: $538,204)
■
Mineral option fees payable and accrued interest - $251,649 (December 31, 2016: $223,913)

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Under the terms of the Mineral Option Agreement between the Company and LSG, its majority shareholder, payments are due from the Company to LSG as follows:

If the Company fails to make any option cash payments for a period of one year from the Effective Date of the agreement (October 4, 2014) the Company shall pay an additional $100,000 on the first anniversary of the Effective Date and in any subsequent year in which the Company has failed to exercise its option to acquire a further 60% interest in the property and the agreement remains in effect, the Company shall make quarterly cash payments of $25,000, payable on the last day of the applicable quarter, until such time as the option to acquire the additional 60% interest has been exercised. Interest at 5%, compounded annually, is due on outstanding amounts commencing January 1, 2017.

No option payments have been made by the Company to date and amounts totaling $251,649 were included in accrued liabilities at March 31, 2017 (December 31, 2016: $223,913). See Note 6.

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

Recent Developments

Given that permitting for operations on the Property is still to be completed, on January 11, 2017, LSG agreed to defer payment of all amounts due in accordance with the Mineral Option Agreement until further notice. On January 17, 2017, we agree with LSG that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal.

On February 17, 2017 we executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test of our mineralized material. Upon completion of our required permitting activities with the Nevada Division of Environmental Protection, Bureau of Mining Regulation and Reclamation (NDEP), the bulk sample pilot test will provide the baselines for metallurgical recoveries and mill throughput. Dependent on the pilot test results and completion of a cost analysis and other operational details, negotiation of a full scale, custom milling agreement is planned.

We filed our permit application with NDEP on April 5, 2017. On April 12, 2017 we received permission to proceed with the pilot toll milling test of mineralized material as described above. Additional activities for this quarter included ongoing general cleanup and housekeeping of the surface facilities in anticipation of submitting Notification of Commencement to both State of Nevada and MSHA agencies, in order to reoccupy our mine workings.

We have agreed with LSG that upon the successful completion of the pilot test and subsequently, a toll milling agreement with Scorpio, we will have the basis to form a joint management committee to outline work programs and budgets, as contemplated in our Option agreement dated October 4, 2014, and for us to act as the operator of the property.

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

Plan of Operations

Our primary objective remains the completion of our mine permitting process. This entails having a toll milling agreement with an existing milling operation to handle processing of our mineralized material as well as the tomb-stoning of the tailings from that mineralized material. As detailed above, on February 17, 2017 we executed an agreement with Scorpio Gold Corporation for a pilot toll milling test of our mineralized material. Dependent on the pilot test results and completion of a cost analysis and other operational details, negotiation of a full scale, custom milling agreement is planned.

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

In addition to the permitting costs we expect our 1 year development costs to come in as follows:

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

Results of Operations

Three months ended March 31, 2017 versus March 31, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2017 which are included above in Part 1, Item 1.

	Three Months Ended March 31		Increase/(Decrease)
	2017	2016	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	250,183	67,515	182,668	271%
Operating Loss	(250,183)	(67,515)	(182,668)	271%
Other Income (Expense)	(10,775)	(46,802)	36,027	(77%)
Net Loss	$(260,958)	$(114,317)	$(146,641)	128%

Revenues

We have had no operating revenues during the three months March 31, 2017 and March 31, 2016. We recorded a net loss of $260,958 for the quarter ended March 31, 2017 and have an accumulated deficit of $1,941,098. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses – Three months ended March 31, 2017 and 2016

Notable period over period differences in expenses are as follows:

	Three Months Ended March 31		Increase/(Decrease)
	2017	2016	Amount	Percentage
Consulting services	$204,797	$5,702	$199,095	3,506%
Office, foreign exchange and sundry	904	4,361	(3,457)	(79%)
Professional fees	4,714	15,567	(10,853)	(70%)
Interest, bank and finance charges	10,775	6,576	4,199	64%
Penalties	-	40,226	(40,226)	(100%)

■
Consulting services expense in the current quarter included approximately $199,000 related to options granted, while no options were granted in 2016.
■
Office, foreign exchange & sundry expenses were lower in Q1 of 2017 mainly due to lower foreign exchange costs and less travel related to site visits and business development activity.
■
Professional fees were lower in Q1 of 2017 due to a reduced billing rate from an accounting consultant (approximately $7,000) and differences in timing of invoices for accounting services (approximately $5,000).
■
Interest, bank and finance charges were higher in Q1 of 2017 primarily due to an increase in interest-bearing loan balances ($581,691 at March 31, 2017 compared to $456,671 at March 31, 2016) plus approximately $3,000 in interest charged in 2017 for the first time on accrued mineral option fees due to LSG.
■
There were no penalties from the IRS in the current quarter, such as occurred in Q1 of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheets at March 31, 2017 and December 31, 2016

Items with notable period-end differences are as follows:

			Change
	March 31, 2017	December 31, 2016	Amount	Percentage
Cash	$11,501	$5,134	$6,367	124%
Accounts payable and accrued liabilities	15,944	19,016	(3,072)	(16%)
Due to related parties	837,586	762,117	75,469	10%
Loans payable	58,668	62,310	(3,642)	(6%)
Additional paid-in capital	1,268,634	1,070,064	198,570	19%

■
Cash increased as a result of the cash used in operating activities being approximately $6,000 less than the cash provided by related party loans net of loan payable repayments.
■
Accounts payable and accrued liabilities decreased mainly due to payments in the current quarter of December 31, 2016 payables for legal and audit fees totaling approximately $8,000 and an IRS penalty in connection with our 2013 income tax filing of $5,000 (after an abatement of $15,000), offset by the accrual of our annual OTC listing fee of $10,000.
■
The change in Due to related parties was a result of increased related party loans and accrued interest in the current quarter of approximately $48,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $28,000.
■
Loans payable decreased due to repayment of $5,000 in loan principal, partially offset by the accrual of interest totaling approximately $1,000.
■
Additional paid-in capital increased approximately $199,000 due to the current quarter’s portion of the value of the 9.5 million stock options issued on February 14, 2017, calculated using the Black-Scholes option pricing model.

Liquidity and Capital Resources

As of March 31, 2017, our total assets were $241,681, and our total liabilities were $912,198. Our working capital as at March 31, 2017 and December 31, 2016 and the changes between those dates are summarized as follows:

			Increase/(Decrease)
	March 31, 2017	December 31, 2016	Amount	Percentage
Current Assets	$11,501	$5,134	$6,367	124%
Current Liabilities	912,198	843,443	68,755	8%
Working Capital (Deficiency)	$(900,697)	$(838,309)	$(62,388)	7%

The increase in our working capital deficit from December 31, 2016 to March 31, 2017 was primarily due to the increase in amounts due to related parties of approximately $75,000, partially offset by the increase in cash (approximately $6,000) and the decreases in accounts payable and accrued liabilities (approximately $3,000) and loans payable (approximately $4,000), all of which are explained above.

Cash Flows

	Three Months Ended March 31		Increase/(Decrease)
	2017	2016	Amount	Percentage
Cash Flows Provided By (Used In):

Operating Activities	$(13,633)	$(17,082)	$3,449	(20%)

Financing Activities	20,000	5,000	15,000	300%

Net increase (decrease) in cash	$6,367	$(12,082)	$18,449	(153%)

The slight decrease (approximately $3,000) in cash used in operating activities in Q1 2017 compared to Q1 2016, together with $15,000 more in net cash from loans in the 2017 quarter resulted in the increase of approximately $6,000 in cash in 2017 compared to a decrease of approximately $12,000 in the equivalent 2016 period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of the date of this quarterly report, we have yet to generate any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares or loans.

Our principal sources of working capital have been loans and subscriptions for our common stock. For the foreseeable future, we will have to continue to rely on those sources for funding. We have no assurance that we can successfully engage in any further private sales of our securities or that we can obtain any additional loans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. As a result of the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.  Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the period ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31 2017 or subsequently, to the date of this report.

Other than as disclosed in previous reports filed with the SEC, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2017

LODE-STAR MINING INC.

BY:	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	May 10, 2017
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	May 10, 2017
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase