Form 10-Q
period 2017-06-30
Lode-Star Mining Inc.
filed 2017-08-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

(832) 371-6531

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,127,825 as of August 14, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	JUNE 30	DECEMBER 31
	2017	2016

ASSETS

Current assets
Cash	$18,064	$5,134
Total current assets	18,064	5,134

Mineral Property Interest, unproved	230,180	230,180

Total assets	$248,244	$235,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$3,190	$19,016
Due to related parties and accrued interest	929,112	762,117
Loans payable and accrued interest	54,942	62,310
Total current liabilities	987,244	843,443

STOCKHOLDERS’ DEFICIT

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at June 30, 2017 and December 31, 2016	1,947	1,947
Additional Paid-In Capital	1,368,908	1,070,064
Accumulated Deficit	(2,109,855)	(1,680,140)
Total stockholders’ deficit	(739,000)	(608,129)

Total liabilities and stockholders’ deficit	$248,244	$235,314

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	106,102	6,121	310,899	11,823
Corporate support services	466	572	941	1,142
Exploration and evaluation	3,190	-	3,190	-
Mineral option fees	25,012	25,000	49,988	49,988
Office, foreign exchange and sundry	2,897	3,756	3,801	8,117
Professional fees	16,812	8,311	21,526	23,878
Transfer and filing fees	3,008	3,084	17,325	19,411
	157,487	46,844	407,670	114,359

Operating Loss	(157,487)	(46,844)	(407,670)	(114,359)

Other Income (Expenses)
Interest, bank and finance charges	(11,270)	(7,073)	(22,045)	(13,649)
Other income (Penalties)	-	20,113	-	(20,113)
Total other expenses	(11,270)	13,040	(22,045)	(33,762)

Net Loss	$(168,757)	$(33,804)	$(429,715)	$(148,121)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	49,127,825	49,127,825	49,127,825	49,127,825

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30
	2017	2016

Operating Activities
Net loss	$(429,715)	$(148,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	938	1,720
Stock options issued for services	298,844	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	26,072	48,644
Due to related parties	49,988	49,988
Accrued interest payable	21,803	13,434
Net cash used in operating activities	(32,070)	(34,335)

Financing Activities
Repayment of loans payable	(10,000)	(10,000)
Proceeds from loans payable – related party	55,000	45,000
Net cash provided by financing activities	45,000	35,000

Net Increase In Cash	12,930	665

Cash, Beginning Of Period	5,134	12,456

Cash, End Of Period	$18,064	$13,121

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$41,898	$38,515

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30 2017 AND 2016
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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $2,109,855 as of June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2016.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2016, has been omitted.  The results of operations for the six month period ended June 30, 2017 are not necessarily indicative of results for the entire year ending December 31, 2017.

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

On February 17, 2017, the Company executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test of its mineralized material. Presently, the Company is waiting on completion of the pilot test's metallurgical work to further define its milling needs. The Company expects to provide material from its targeted underground zone for more comprehensive milling results when we are permitted to do so.

Given that permitting for operations on the Property is still to be completed, on January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the Mineral Option Agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at June 30, 2017 was $273,901 (December 31, 2016: $223,913), with total interest due in the amount of $5,552 (December 31, 2016: $0).

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30 2017 AND 2016
(Unaudited)

3.	MINERAL PROPERTY INTEREST (Continued)

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

During the six months ended June 30, 2017, the Company had no subscriptions for shares of its common stock and no preferred shares have been issued.

Options

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options were valued at $536,750 (of which $298,844 was included in Consulting services expense in the current six month period) using the Black-Scholes option pricing model with an average risk-free rate of 1.97%, a weighted average life of 4.94 years, volatility of 191.54% and dividend yield of 0%. The valuation used approximately 2.5 years of weekly pricing. The Company believes that period provided the best indicator of volatility, as it corresponds with the current business operations and management of the Company. Prior to the acquisition of control by LSG, the Company was a shell. At June 30, 2017, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.02 per share.

A summary of option activity in the current six month period and options outstanding at June 30, 2017 is as follows:

	Options
	Issued	Vested	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2016	-	-	-	-	-	-	-
Issued	9,500,000	2,375,000	$0.06	$0.06	5.0	February 14, 2022	-
Expired	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Balance June 30, 2017	9,500,000	2,375,000	$0.06	$0.06	4.63	February 14, 2022	-

Warrants

During the six months ended June 30, 2017, no warrants to purchase shares of common stock were issued and no warrants were exercised. At June 30, 2017 warrants issued in 2015 had an intrinsic value of $0 based on the exercise price of $0.02 per warrant and a market price of $0.02 per share.

A summary of warrant activity in the current six month period and warrants outstanding at June 30, 2017 is as follows:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2016	3,336,060	$0.02	$0.02	3.86	November 19, 2020	$66,721
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at June 30, 2017	3,336,060	$0.02	$0.02	3.36	November 19, 2020	$0

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30 2017 AND 2016
(Unaudited)

5.	LOANS PAYABLE

At June 30, 2017, the Company had the following loans payable:

i.
$1,000 (December 31, 2016 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at June 30, 2017 was $3,293 (December 31, 2016: $3,218). During the first six months of 2017, the Company repaid $0 (2016: $0) on this loan.
ii.
$35,000 (December 31, 2016 - $45,000): unsecured; interest at 10% per annum from January 10, 2015.
●
$27,500 of the outstanding principal, and any accrued interest was due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;
●
$7,500 of the outstanding principal, and any accrued interest was due and payable on written demand in full (not received to date) on January 9, 2016
●
The Company has the right to repay all or any part of the Principal and any accrued interest to the lender at any time and from time to time, without any premium.
●
The above-said notes are currently in default; there are no changes to the terms due to the notes being in default.
●
Accrued interest payable on the loan at June 30, 2017 was $15,649 (December 31, 2016: $13,091). During the first six months of 2017, the Company repaid $10,000 (2016: $10,000) on this loan.

At June 30, 2017, total interest accrued on the above loans was $18,942 (December 31, 2016: $16,309).

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At June 30, 2017, the Company had the following amounts due to related parties:

i.
$40,589 (December 31, 2016 - $39,777): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the President of the Company. Accrued interest payable on the loan at June 30, 2017 was $5,760 (December 31, 2016: $4,655). During the current six month period, the Company repaid $0 (2016: $0) and borrowed $0 (2016: $0) from the President. The change in value is entirely due to fluctuation in foreign exchange rates.
ii.
$400,000 (December 31, 2016 - $345,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at June 30, 2017 was $34,720 (December 31, 2016: $25,551). During the six months ended June 30, 2017, the Company borrowed $55,000 (2016: $45,000) from LSG.
iii.
$156,586 (December 31, 2016 - $114,688): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at June 30, 2017 was $8,154 (December 31, 2016: $4,810). During the six months ended June 30, 2017, LSG paid expenses directly on behalf of the Company totaling $41,898 (2016: $38,515).
iv.
$3,850 (December 31, 2016 - $3,724): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value is entirely due to fluctuation in foreign exchange rates.

At June 30, 2017, total interest accrued on the above related party loans was $48,635 (December 31, 2016: $35,016).

During the period ended June 30, 2017, there was a $938 foreign exchange loss (2016: $1,720) resulting from related party loan amounts in non-US currency.

During the six months ended June 30, 2017, the Company incurred $49,988 (2016: $49,988) in mineral option fees and $5,552 (2016: $0) in interest payable to LSG, which have been accrued as of that date. The total amount of such fees due at June 30, 2017 was $273,901 (December 31, 2016: $223,913), with total interest due in the amount of $5,552 (December 31, 2016: $0).

At June 30, 2017, the total due to related parties of $929,112 (December 31, 2016: $762,117) is comprised of the following:

■
Loans and accrued interest - $649,659 (December 31, 2016: $538,204)

■
Mineral option fees payable and accrued interest - $279,453 (December 31, 2016: $223,913)

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30 2017 AND 2016
(Unaudited)

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Under the terms of the Mineral Option Agreement between the Company and LSG, its majority shareholder, payments are due from the Company to LSG as follows:

If the Company fails to make any option cash payments for a period of one year from the Effective Date of the agreement (October 4, 2014) the Company shall pay an additional $100,000 on the first anniversary of the Effective Date and in any subsequent year in which the Company has failed to exercise its option to acquire a further 60% interest in the property and the agreement remains in effect, the Company shall make quarterly cash payments of $25,000, payable on the last day of the applicable quarter, until such time as the option to acquire the additional 60% interest has been exercised. See Note 3.

No mineral option cash payments have been made by the Company to date and amounts totaling $279,453 were included in due to related parties and accrued interest at June 30, 2017 (December 31, 2016: $223,913). See Note 6.

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

On October 4, 2014, we entered into a definitive mineral option agreement (the "Option Agreement") which superseded the LSG LOI. Pursuant to the Option Agreement, we were to issue LSG 35,000,000 shares of our common stock in exchange for a 20% undivided interest in the Property (the “Acquisition”). In order to earn an additional 60% undivided interest in the Property (for a total of 80%), we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter returns ("NSR") royalty, each beginning on the closing date of a subscription agreement for the shares (the “Closing Date”). Until we have earned the additional 60% interest, the NSR royalty will be split with 79.2% to LSG, 19.8% to and 1% to the former Property owner.

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

The Property consists of 31 patented claims covering a total of approximately 460 acres, or 186 hectares. The claims are owned as private land by LSG, and only annual property taxes must be paid.

Recent Developments

Permitting for operations on the Property has yet to be completed. On January 11, 2017, LSG agreed to defer payment of all amounts due in accordance with the Mineral Option Agreement until further notice. On January 17, 2017, we agreed with LSG that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal.

We filed our permit application with NDEP on April 5, 2017. NDEP has almost completed its Administrative Review of the application and is underway with its Technical Review. After we receive comments and make any necessary changes to the project design, the application will go to public review for a period of 60 days.

On February 17, 2017, we executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test. In May we completed the pilot test at Scorpio's Goldwedge mill. The sample processed was historic material stockpiled on LSMG's property surface and therefore of limited metallurgical value but indicative of material that will be run through the mill. Milling throughput did identify specific equipment configuration details that need to be considered for future runs. Presently, the Company is waiting on completion of the pilot test's metallurgical work to further define its milling needs. The Company expects to provide material from its targeted underground zone for more comprehensive milling results when we are permitted to do so.

The Company has recently filed its Notification of Commencement to both State of Nevada and Federal MSHA agencies, in order to reoccupy our mine workings. The company has filed with MSHA for Small and Remote Mine Application for Alternative Mine Rescue Capability and awaiting review.

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

Plan of Operations

Our primary objective remains the completion of our Surface Separation Facility permit, to allow processing of material extracted from our targeted underground zones. This entails having a toll milling agreement with an existing milling operation to handle processing of our mineralized material, as well as the tomb-stoning of the tailings from that mineralized material. As detailed above, on February 17, 2017 we executed an agreement with Scorpio Gold Corporation for a pilot toll milling test of our mineralized material. We completed the first test in May 2017 and both companies have determined that further testing needs to be completed to determine a definitive cost analysis and other operational details.

The following specialists in underground permitting of narrow vein, high sulfide mines are charged with executing the permitting process:

· Rubicon Environmental Consulting is the lead consultant
· Hydrogeologica Inc. consults on water and geology
· Tierra Group International consults on mine planning and engineering

Permitting costs are anticipated to be as follows:

Rubicon	$40,000
Hydrogeologica	$135,000
Tierra	$75,000
State / NDEP	$0
Total	$250,000

In addition to the permitting costs we expect development costs to come in as follows:

Site and Surface Preparation	$100,000
Equipment and Mining Materials	$500,000
Underground Rehab & Preliminary Mine Development	$110,000
Ore Grade Control	$50,000
Red Hill's Vein Zone Work	$270,000
General Corporate and Administration Fees	$720,000

Exploration

The Company is currently structuring a drill program, targeting expansion of its known gold zones.

Funding

The Property continues to be advanced by work executed by LSG. This interim advancement will continue for the foreseeable future.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2017 which are included above in Part I, Item 1.

	Three Months Ended June 30		Change
	2017	2016	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	157,487	46,844	110,643	236%
Operating Loss	(157,487)	(46,844)	(110,643)	236%
Other Income (Expense)	(11,270)	13,040	(24,310)	(186%)
Net Loss	(168,757)	$(33,804)	(134,953)	399%

	Six Months Ended June 30		Change
	2017	2016	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	407,670	114,359	293,311	256%
Operating Loss	(407,670)	(114,359)	(293,311)	256%
Other Income (Expense)	(22,045)	(33,762)	11,717	(35%)
Net Loss	(429,715)	(148,121)	(281,594)	190%

Revenues

We had no operating revenues during the three-month and six-month periods ended June 30, 2017 and June 30, 2016. We recorded a net loss of $168,757 for the quarter and $429,715 for the six months ended June 30, 2017 and have an accumulated deficit of $2,109,855. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses

Notable year over year differences in expenses for the second quarter are as follows:

	Three Months Ended June 30		Increase/(Decrease)
	2017	2016	Amount	Percentage
Consulting services	$106,102	$6,121	$99,981	1,633%
Exploration and evaluation	$3,190	$-	$3,190	-
Professional fees	$16,812	$8,311	$8,501	102%
Interest, bank and finance charges	$11,270	$7,073	$4,197	59%
Other income (penalties)	$-	$(20,113)	$20,113	(100%)

■
Consulting services expense in the current quarter included approximately $100,000 related to options granted during 2017, while no options were granted or expensed in 2016.
■
Exploration and evaluation expenses in Q2 of 2017 were due to the pilot toll milling test of our mineralized material.
■
Professional fees were higher in Q2 of 2017 due to tax-related legal fees of approximately $2,000 with no equivalent in Q2 2016, with the remaining difference resulting from variations in timing of invoices for accounting, auditing and bookkeeping services.
■
Interest, bank and finance charges were higher in Q2 of 2017 primarily due to the average of interest-bearing loan balances being approximately $131,000 higher than in Q2 of 2016, plus approximately $2,700 in interest charged in Q2 of 2017 on accrued mineral option fees due to LSG, with no such charge in Q2 of 2016.
■
There were no IRS-related items in the 2017 quarter, while in Q2 of 2016, a penalty that had previously been assessed was cancelled by the IRS and reversed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Notable year over year differences in expenses for the six months ended June 30th are as follows:

	Six Months Ended June 30		Increase/(Decrease)
	2017	2016	Amount	Percentage
Consulting services	$310,899	$11,823	$299,076	2,530%
Exploration and evaluation	$3,190	$-	$3,190	-
Office, foreign exchange and sundry	$3,801	$8,117	$(4,316)	(53%)
Interest, bank and finance charges	$22,045	$13,649	$8,396	62%
Other (income) penalties	$-	$20,113	$(20,113)	(100%)

■
Consulting services expense in the current six-month period included approximately $299,000 related to options granted during 2017, while no options were granted or expensed in 2016.
■
Exploration and evaluation expenses in the current six-month period were due to the pilot toll milling test of our mineralized material.
■
Office, foreign exchange and sundry expenses were lower in the current six-month period than in the equivalent 2016 period mainly due to lower expenditures for meals and entertainment (approximately $1,000), airfare (approximately $2,000), and exchange gain/loss (approximately $1,000).
■
Interest, bank and finance charges were higher in the current six-month period primarily due to the average of interest-bearing loan balances being higher than in the equivalent period in 2016, plus approximately $5,500 in interest charged in 2017 on accrued mineral option fees due to LSG, with no such charge in 2016.
■
The change in Other income (expense) is due to there being no IRS-related items in 2017, while in the first six months of 2016, a penalty (later reversed) was assessed by the IRS.

Balance Sheet at June 30, 2017 and December 31, 2016

Items with notable period-end differences are as follows:

			Change
	June 30, 2017	December 31, 2016	Amount	Percentage
Cash	$18,064	$5,134	$12,930	252%
Accounts payable and accrued liabilities	$3,190	$19,016	$(15,826)	(83%)
Due to related parties and accrued interest	$929,112	$762,117	$166,995	22%
Loans payable and accrued interest	$54,942	$62,310	$(7,368)	(12%)
Additional paid-in capital	$1,368,908	$1,070,064	$298,844	28%

■
Cash increased due to the cash used in operating activities being approximately $13,000 less than the cash provided by related party loans, net of loan payable repayments.
■
Accounts payable and accrued liabilities decreased mainly due to payments in the current period of December 31, 2016 payables for professional and other fees totaling approximately $14,000 and an IRS penalty in connection with our 2013 income tax filing of approximately $5,000 (after an abatement of $15,000), offset by an accrual of approximately $3,000 in connection with the pilot toll milling test of our mineralized material.
■
The change in Due to related parties was a result of increased related party loans and accrued interest in the current period of approximately $111,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $56,000.
■
Loans payable decreased due to repayment of $10,000 in loan principal, partially offset by the accrual of interest totaling approximately $3,000.
■
Additional paid-in capital increased approximately $299,000, which was the portion expensed in 2017 of the value assigned to the 9.5 million stock options issued on February 14, 2017, calculated using the Black-Scholes option pricing model.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

As of June 30, 2017, our total assets were $248,244, and our total liabilities were $987,244. Our working capital at June 30, 2017 and December 31, 2016 and the changes between those dates are summarized as follows:

			Increase/(Decrease)
	June 30, 2017	December 31, 2016	Amount	Percentage
Current Assets	$18,064	$5,134	$12,930	252%
Current Liabilities	987,244	843,443	143,801	17%
Working Capital Deficiency	$(969,180)	$(838,309)	$(130,871)	16%

The increase in our working capital deficiency from December 31, 2016 to June 30, 2017 was primarily due to the increase in amounts due to related parties of approximately $167,000, partially offset by the increase in cash (approximately $13,000) and the decreases in accounts payable and accrued liabilities (approximately $16,000) and loans payable (approximately $7,000), all of which are explained above.

Cash Flows

	Six Months Ended June 30		Increase/(Decrease)
	2017	2016	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(32,070)	(34,335)	2,265	(7%)
Financing Activities	45,000	35,000	10,000	29%
Net increase in cash	$12,930	665	12,265	1,844%

The slight decrease (approximately $2,000) in cash used in operating activities in the first six months of 2017 compared to 2016, together with $10,000 more in net cash from loans in 2017 resulted in the increase of approximately $13,000 in cash in the first six months of 2017 compared to approximately $1,000 in the equivalent 2016 period.

We have yet to generate any revenues from our business operation and our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares or loans, which have been our principal sources of working capital so far. For the foreseeable future, we will have to continue to rely on those sources for funding. We have no assurance that we can successfully engage in any further private sales of our securities or that we can obtain any additional loans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the three months ended June 30, 2017.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2017.

LODE-STAR GOLD INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	August 14, 2017
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	August 14, 2017
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase