Form 10-Q
period 2017-09-30
Lode-Star Mining Inc.
filed 2017-11-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,127,825 as of November 14, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30	DECEMBER 31
	2017	2016

ASSETS

Current assets
Cash	$2,165	$5,134
Total current assets	2,165	5,134

Mineral Property Interest, unproved	230,180	230,180

Total assets	$232,345	$235,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,494	$19,016
Due to related parties and accrued interest	977,819	762,117
Loans payable and accrued interest	51,105	62,310
Total current liabilities	1,030,418	843,443

STOCKHOLDERS’ DEFICIT

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at September 30, 2017 and December 31, 2016	1,947	1,947
Additional Paid-In Capital	1,463,629	1,070,064
Accumulated Deficit	(2,263,649)	(1,680,140)
Total stockholders’ deficit	(798,073)	(608,129)

Total liabilities and stockholders’ deficit	$232,345	$235,314

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	100,659	6,834	411,558	18,657
Corporate support services	499	482	1,440	1,625
Exploration and evaluation	-	-	3,190	-
Mineral option fees	25,012	25,000	75,000	74,988
Office, foreign exchange and sundry	1,799	3,789	5,600	11,905
Professional fees	12,316	12,206	33,842	36,084
Transfer and filing fees	1,909	5,074	19,234	24,485
	142,194	53,385	549,864	167,744

Operating Loss	(142,194)	(53,385)	(549,864)	(167,744)

Other Income (Expenses)
Interest, bank and finance charges	(11,600)	(7,374)	(33,645)	(21,023)
Penalties	-	-	-	(20,113)
Total other expenses	(11,600)	(7,374)	(33,645)	(41,136)

Net Loss	$(153,794)	(60,759)	(583,509)	(208,880)

Basic And Diluted Net Loss Per Common Share	$(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	49,127,825	49,127,825	49,127,825	49,127,825

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2017	2016

Operating Activities
Net loss	$(583,509)	$(208,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	2,103	1,486
Stock options issued for services	393,565	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	36,465	64,331
Due to related parties	75,000	74,988
Accrued interest payable	33,407	20,638
Net cash used in operating activities	(42,969)	(47,437)

Financing Activities
Repayment of loans payable	(15,000)	(15,000)
Proceeds from loans payable – related party	55,000	60,000
Net cash provided by financing activities	40,000	45,000

Net Decrease In Cash	(2,969)	(2,437)

Cash, Beginning Of Period	5,134	12,456

Cash, End Of Period	$2,165	$10,019

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$53,987	$53,174

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $2,263,649 as of September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2016.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2016, have been omitted.  The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of results for the entire year ending December 31, 2017.

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

On February 17, 2017, the Company executed an agreement with Scorpio Gold Corporation for a pilot toll milling test of its mineralized material. Presently, the Company is waiting on completion of the pilot test's metallurgical work to further define its milling needs. The Company expects to provide material from its targeted underground zone for more comprehensive milling results when we are permitted to do so.

Given that permitting for operations on the Property is still to be completed, on January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the Mineral Option Agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at September 30, 2017 was $298,913 (December 31, 2016: $223,913), with total interest due in the amount of $8,374 (December 31, 2016: $0).

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

3.	MINERAL PROPERTY INTEREST (Continued)

We have agreed with LSG that upon the successful completion of the pilot test and subsequently, a toll milling agreement after permitting is achieved, we will have the basis to form a joint management committee to outline work programs and budgets, as contemplated in our Option agreement dated October 4, 2014, and for us to act as the operator of the property.

The Company assessed its mineral property interest to the date of issue of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

4.	CAPITAL STOCK

During the nine months ended September 30, 2017, the Company had no subscriptions for shares of its common stock and no preferred shares have been issued.

Options

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $536,750. For the nine month period ended September 30, 2017, $393,565 has been included in Consulting services expense based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 1.93%, a weighted average life of 4.92 years, volatility of 192.19% and dividend yield of 0%. The valuation used average weekly pricing.  At September 30, 2017, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.04 per share.

A summary of option activity in the current nine month period and options outstanding at September 30, 2017 is as follows:

	Options
	Issued	Vested	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2016	-	-	-	-	-	-	-
Issued	9,500,000	2,375,000	$0.06	$0.06	5.00	February 14, 2022	-
Expired	-	-	-	-	-	-	-
Balance September 30, 2017	9,500,000	4,750,000	$0.06	$0.06	4.38	February 14, 2022	-

Warrants

During the nine months ended September 30, 2017, no warrants to purchase shares of common stock were issued and no warrants were exercised. At September 30, 2017, warrants issued in 2015 had an intrinsic value of $66,721 based on the exercise price of $0.02 per warrant and a market price of $0.04 per share.

A summary of warrant activity in the current nine month period and warrants outstanding at September 30, 2017 is as follows:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2016	3,336,060	$0.02	$0.02	3.86	November 19, 2020	$66,721
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at September 30, 2017	3,336,060	$0.02	$0.02	3.11	November 19, 2020	$66,721

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

5.	LOANS PAYABLE

At September 30, 2017, the Company had the following loans payable:

i.
$1,000 (December 31, 2016 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at September 30, 2017 was $3,331 (December 31, 2016: $3,218). During the first nine months of 2017, the Company repaid $0 (2016: $0) on this loan.
ii.
$30,000 (December 31, 2016 - $45,000): unsecured; interest at 10% per annum from January 10, 2015.
●
$27,500 of the outstanding principal, and any accrued interest was due and payable on written demand in full (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;
●
$2,500 of the outstanding principal, and any accrued interest was due and payable on written demand in full (not received to date) on January 9, 2016
●
The Company has the right to repay all or any part of the Principal and any accrued interest to the lender at any time and from time to time, without any premium.
●
The loan is currently in default; there are no changes to the terms due to the loan being in default.
●
Accrued interest payable on the loan at September 30, 2017 was $16,774 (December 31, 2016: $13,091). During the first nine months of 2017, the Company repaid $15,000 (2016: $15,000) on this loan.

At September 30, 2017, total interest accrued on the above loans was $20,105 (December 31, 2016: $16,309).

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At September 30, 2017, the Company had the following amounts due to related parties:

i.
$41,597 (December 31, 2016 - $39,777): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the President of the Company. Accrued interest payable on the loan at September 30, 2017 was $6,429 (December 31, 2016: $4,655). During the current nine month period, the Company repaid $0 (2016: $0) and borrowed $0 (2016: $0) from the President. The change in value is entirely due to fluctuation in foreign exchange rates.
ii.
$400,000 (December 31, 2016 - $345,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at September 30, 2017 was $39,762 (December 31, 2016: $25,551). During the nine months ended September 30, 2017, the Company borrowed $55,000 (2016: $60,000) from LSG.
iii.
$168,675 (December 31, 2016 - $114,688): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at September 30, 2017 was $10,062 (December 31, 2016: $4,810). During the nine months ended September 30, 2017, LSG paid expenses directly on behalf of the Company totaling $53,987 (2016: $53,174).
iv.
$4,007 (December 31, 2016 - $3,724): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value is entirely due to fluctuation in foreign exchange rates.

At September 30, 2017, total interest accrued on the above related party loans was $56,253 (December 31, 2016: $35,016).

During the period ended September 30, 2017, there was a $2,103 foreign exchange loss (2016: $1,485) resulting from related party loan amounts in non-US currency.

During the nine months ended September 30, 2017, the Company incurred $75,000 (2016: $75,000) in mineral option fees and $8,374 (2016: $0) in interest payable to LSG, which were accrued as of that date. The total amount of such fees due at September 30, 2017 was $298,913 (December 31, 2016: $223,913), with total interest due in the amount of $8,374 (December 31, 2016: $0).

At September 30, 2017, the total due to related parties of $977,819 (December 31, 2016: $762,117) is comprised of the following:

■
Loans and accrued interest - $670,532 (December 31, 2016: $538,204)

■
Mineral option fees payable and accrued interest - $307,287 (December 31, 2016: $223,913)

At no cost to the Company, the President provides a full spectrum of senior management services, functioning also as the Company’s CEO and CFO.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

No mineral option cash payments have been made by the Company to LSG to date and amounts totaling $307,287 were included in due to related parties and accrued interest at September 30, 2017 (December 31, 2016: $223,913). See Note 6.

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

Recent Developments

For Q3, all work and processes as described below are continuing. No material, additional developments have occurred since the end of Q2.

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

We filed our permit application with NDEP on April 5, 2017. NDEP has completed its Administrative Review of the application and is underway with its Technical Review. We received the technical review letter on 10/20/2017 requesting additional information on a small number of engineering and hydrology concerns as well as recommendations on some additional matters. We are expecting to return our answers and feedback for this letter within 30 days. Following successful review of the technical questions, the permit will be out for public review for a period of 60 days.

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

We have agreed with LSG that upon the successful completion of the pilot test and subsequently, a toll milling agreement, we will have the basis to form a joint management committee to outline work programs and budgets, as contemplated in our Option agreement dated October 4, 2014, and for us to act as the operator of the property.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2017 which are included above in Part I, Item 1.

	Three Months Ended September 30		Change
	2017	2016	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	142,194	53,385	88,809	166%
Operating Loss	(142,194)	(53,385)	(88,809)	166%
Other Income (Expense)	(11,600)	(7,374)	(4,226)	57%
Net Loss	(153,794)	(60,759)	(93,035)	153%

	Nine Months Ended September 30		Change
	2017	2016	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	549,864	167,744	382,120	228%
Operating Loss	(549,864)	(167,744)	(382,120)	228%
Other Income (Expense)	(33,645)	(41,136)	7,491	(18%)
Net Loss	(583,509)	(208,880)	(374,629)	179%

Revenues

We had no operating revenues during the three-month and nine-month periods ended September 30, 2017 and 2016. We recorded a net loss of $153,794 for the quarter and $583,509 for the nine months ended September 30, 2017 and have an accumulated deficit of $2,263,649. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses

Notable year over year differences in expenses for the third quarter are as follows:

	Three Months Ended September 30		Increase/(Decrease)
	2017	2016	Amount	Percentage
Consulting services	$100,659	$6,834	$93,825	1,373%
Transfer and filing fees	$1,909	$5,074	$(3,165)	(62%)
Interest, bank and finance charges	$11,600	$7,374	$4,226	57%

■
Consulting services expense in the current third quarter included approximately $95,000 related to options granted during the first quarter of 2017. As those were the first options granted by the Company, there was no equivalent expense in the prior year’s Q3.
■
Transfer and filing fees were higher in Q3 of 2016 because of filing fees in that quarter for an amended 10-K and 10-Q, and an S-1, with no equivalent filing fees in Q3 of the current year.
■
Interest, bank and finance charges were higher in Q3 of 2017 primarily due to the average of interest-bearing principal loan balances being approximately $129,000 higher than in Q3 of 2016, plus approximately $2,800 in interest charged in Q3 of 2017 on accrued mineral option fees due to LSG, with no such charge in Q3 of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Notable year over year differences in expenses for the nine months ended September 30th are as follows:

	Nine Months Ended September 30		Increase/(Decrease)
	2017	2016	Amount	Percentage
Consulting services	$411,558	$18,657	$392,901	2,106%
Exploration and evaluation	$3,190	$-	$3,190	-
Office, foreign exchange and sundry	$5,600	$11,905	$(6,305)	(53%)
Transfer and filing fees	$19,234	$24,485	$(5,251)	(21%)
Interest, bank and finance charges	$33,645	$21,023	$12,622	60%
Penalties	$-	$20,113	$(20,113)	(100%)

■
Consulting services expense in the current nine-month period included approximately $394,000 related to options granted during the first quarter of 2017. As those were the first options granted by the Company, there was no equivalent expense in the same period in the prior year.
■
Exploration and evaluation expenses in the current nine-month period were due to the pilot toll milling test of our mineralized material. There was no such expense in 2016.
■
Office, foreign exchange and sundry expenses were lower in the current nine-month period than in the equivalent 2016 period mainly due to lower expenditures for charitable contributions ($1,000), meals and entertainment (approximately $1,000), and airfare (approximately $3,500).
■
Transfer and filing fees were higher in 2016 because of filing fees related to an amended 10-K and 10-Q, and an S-1, with no equivalent filing fees in the current year.
■
Interest, bank and finance charges were higher in the current nine-month period primarily due to the average of interest-bearing loan balances being higher than in the equivalent period in 2016, plus approximately $8,400 in interest charged in 2017 on accrued mineral option fees due to LSG, with no such charge in 2016.
■
The change in Penalties was due to a penalty (later abated by $15,000) that was assessed by the IRS during the first nine months of 2016, while there were no such items in 2017.

Balance Sheet at September 30, 2017 and December 31, 2016

Items with notable period-end differences are as follows:

			Change
	September 30, 2017	December 31, 2016	Amount	Percentage
Cash	$2,165	$5,134	$(2,969)	(58%)
Accounts payable and accrued liabilities	$1,494	$19,016	$(17,522)	(92%)
Due to related parties and accrued interest	$977,819	$762,117	$215,702	28%
Loans payable and accrued interest	$51,105	$62,310	$(11,205)	(18%)
Additional paid-in capital	$1,463,629	$1,070,064	$393,565	37%

■
Cash decreased due to the cash used in operating activities being approximately $3,000 more than the cash provided by related party loans, net of loan payable repayments.
■
Accounts payable and accrued liabilities decreased principally due to payments in the current period of December 31, 2016 payables for professional and other fees totaling approximately $14,000 and of an IRS penalty in connection with our 2013 income tax filing of approximately $5,000 (after an abatement of $15,000).
■
The change in Due to related parties was a result of increased related party loans and accrued interest in the current period of approximately $132,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $83,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

■
Loans payable decreased due to repayments of $15,000 in loan principal, partially offset by the accrual of interest totaling approximately $4,000.
■
Additional paid-in capital increased approximately $394,000, which was the portion expensed in 2017 of the value assigned to the 9.5 million stock options issued on February 14, 2017, calculated using the Black-Scholes option pricing model.

Liquidity and Capital Resources

As of September 30, 2017, our total assets were $232,345, and our total liabilities were $1,030,418. Our working capital at September 30, 2017 and December 31, 2016 and the changes between those dates are summarized as follows:

			Increase/(Decrease)
	September 30, 2017	December 31, 2016	Amount	Percentage
Current Assets	$2,165	$5,134	$(2,969)	(58%)
Current Liabilities	1,030,418	843,443	186,975	22%
Working Capital Deficiency	$(1,028,253)	$(838,309)	$(189,944)	23%

The increase in our working capital deficiency from December 31, 2016 to September 30, 2017 was primarily due to the increase in amounts due to related parties of approximately $216,000, plus the decrease in cash (approximately $3,000), offset by the decreases in accounts payable and accrued liabilities (approximately $18,000) and loans payable (approximately $11,000), all of which are explained above.

Cash Flows

	Nine Months Ended September 30		Increase/(Decrease)
	2017	2016	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(42,969)	(47,437)	4,468	(9%)
Financing Activities	40,000	45,000	(5,000)	(11%)
Net decrease in cash	$(2,969)	(2,437)	(532)	22%

The $4,468 decrease in cash used in operating activities in the first nine months of 2017 compared to 2016 largely offset the decrease of $5,000 in net cash from loans in the first nine months of 2017 compared to the equivalent 2016 period.

●
In the 2017 period, repayment of loans payable was the same as in the 2016 period, however proceeds from related party loans was $5,000 less in the 2017 period, which created the difference between cash flows from financing in the 2017 and 2016 periods.

●
The difference in cash used in operating activities was primarily due to the following expenses, on a cash basis, being lower in the 2017 nine month period than the same period in 2016: Consulting services (approximately $1,000), Office, foreign exchange and sundry (approximately $7,000), Professional fees (approximately $1,000), and Transfer and filing fees (approximately $3,000). However, on the same cash basis, Exploration and evaluation expense was higher by approximately $3,000 and Penalties expense was higher by approximately $5,000, resulting in the net decreased use of cash in operating activities of $4,468.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the three months ended September 30, 2017.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2017.

LODE-STAR GOLD INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	November 14, 2017
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	November 14, 2017
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase