Form 10-K
period 2017-12-31
Lode-Star Mining Inc.
filed 2018-03-27
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Commission File Number:  000-53676

LODE-STAR MINING INC.

 (Exact name of registrant as specified in its charter)

NEVADA	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 East Liberty Street, Suite 600
Reno, NV 89501

  (Address of principal executive offices, including zip code.)

(775) 234-5443

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 was $226,261. The stock price used in this calculation was the closing price of the registrant’s stock reported on the OTCQB marketplace on June 27, 2017, the date of trading activity closest to last business day of the registrant’s most recently completed second fiscal quarter. For purposes of calculating this amount only, all executive officers and directors and beneficial owners of 5% or more of the outstanding shares of common stock have been treated as affiliates.

At March 26, 2018 there were 49,127,825 shares of the registrant’s common stock outstanding.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are issued, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Unless the context otherwise requires, references in this Report to “LSM,” the “Company”, “we”, “us”, “our”, or “ours” refer to Lode-Star Mining INC.

PART I.

ITEM 1.	BUSINESS

Lode-Star Mining INC. was incorporated in the State of Nevada on December 9, 2004 for the purpose of acquiring and exploring mineral properties.  Our principal executive offices are located in Reno, Nevada. We also maintain a business office in Vancouver, British Columbia, Canada.

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

We have no revenues, have losses since inception, and have been issued a going concern opinion by our auditor. We are relying upon loans and the sale of securities to fund our operations. We have no employees and expect to use outside consultants, advisors, attorneys and accountants as necessary for the next twelve months.

Mineral Property Interest

Lode Star Gold INC. is a private Nevada corporation (“LSG”). LSG’s Goldfield Bonanza Project is comprised of 31 patented mineral claims owned 100% by LSG, located on approximately 460 acres in the district of Goldfield in the state of Nevada (the “Property”). The Property is clear titled, with a 1% Net Smelter Royalty (“NSR”) existing in the favor of the original property owner. LSG has rehabbed approximately 1/2 mile of drift at the 300ft level and completed 22 surface core drill holes for a total of 10,400ft and 152 underground core drill holes for a total of 23,000ft.

Further to a Mineral Option Agreement (the “Option Agreement”) dated October 4, 2014, on December 5, 2014, we entered into a subscription agreement (the “Subscription Agreement”) with LSG in which we agreed to issue 35,000,000 shares of our common stock, valued at $230,180, to LSG in exchange for an initial 20% undivided beneficial interest in and to the Property (the “Acquisition”), which made LSG our largest and controlling shareholder. The closing date of the Subscription Agreement was December 11, 2014 (the “Closing Date”).

The execution of the Subscription Agreement was one of the closing conditions of the Option Agreement, pursuant to which we acquired the sole and exclusive option to earn up to an 80% undivided interest in and to the Property. To earn the additional 60% interest in the Property, we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash from the Property’s mineral production proceeds in the form of an NSR. Until we have earned the additional 60% interest, the NSR will be split 79.2% to LSG, 19.8% to us and 1% to the former Property owner.

The Option Agreement can be found as Exhibit 10.1 to our report filed on Form 8-K on October 9, 2014 and is incorporated by reference, shown as Exhibit 10.5 to this report. The Subscription Agreement can be found as Exhibit 10.7 to our report filed on Form 10-K/A on January 11, 2017 and is incorporated by reference, shown as Exhibit 10.7 to this report.

If we fail to make any cash payments to LSG within one year of October 4, 2014, we are required to pay LSG an additional $100,000, and in any subsequent years in which we fail to complete the payment of the entire $5 million described above, we must make quarterly cash payments to LSG of $25,000 until we have earned the additional 60% interest in the Property.

Given that permitting for operations on the Property has not yet been completed, LSG granted us a series of deferrals of the payments, with the most recent being granted on January 11, 2017. LSG agreed on that date to defer payment of all amounts due in accordance with the Option Agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to interest and principal.

We agreed with LSG that upon the successful completion of a toll milling agreement after permitting is achieved, there will be a basis to form a joint management committee to outline work programs and budgets, as contemplated in the Option Agreement and for us to act as the operator of the Property. To the date of this report, no work programs have been approved and LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved in 2018.

ITEM 1.	BUSINESS (continued)

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

Change in Control of Registrant

As a result of the Acquisition, LSG acquired 35,000,000 shares of our common stock, or approximately 71.2% (currently) of the total voting power of all of our outstanding voting securities. LSG assumed control from the holders of our issued and outstanding common stock, and in particular, our former president, who owned approximately 24.3% of our common stock prior to the Closing Date.

Lode-Star Gold INC. (“LSG”)

LSG, our controlling shareholder, was incorporated in the State of Nevada on March 13, 1998 for the purpose of acquiring exploration stage mineral properties.  It currently has one shareholder, Lonnie Humphries, who is the spouse of Mark Walmesley, our President and Chief Financial Officer.  Mr. Walmesley is also the Director of Operations and a director of LSG.

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

LSG has not determined if the Property contains mineral reserves that are economically recoverable. Exploration for mineral reserves involves a high degree of risk, which even a combination of careful evaluation, experience and knowledge, may not eliminate. Few properties which are explored are ultimately developed into producing properties. Estimates of mineral reserves and any potential determination as to whether a mineral deposit will be commercially viable can be affected by such factors as deposit size; grade; unusual or unexpected geological formations and metallurgy; proximity to infrastructure; metal prices which are highly cyclical; environmental factors; unforeseen technical difficulties; work interruptions; and government regulations, including regulations relating to permitting, prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration and development program.

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 1A.	RISK FACTORS (continued)

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

We issued 35,000,000 shares of our common stock to LSG in the acquisition of our mineral property interest and LSG therefore controls approximately 71.2% of the votes eligible to be cast by stockholders in the election of directors and generally. As a result, LSG has the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions.

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

ITEM 1A.	RISK FACTORS (continued)

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

The Property is located in west-central Nevada (Figure 1), in the Goldfield Mining District at Latitude 37° 42’, and Longitude 117° 14’.  The claims comprising the Property are located in surveyed sections 35 and 36, Township 2 South, Range 42 East, and in sections 1, 2, 11, and 12, Township 3 South, Range 42 East, in Esmeralda County, Nevada.  The Property is accessible by traveling approximately one-half mile northeast of the community of Goldfield, along a county-maintained road that originates at U.S. Highway 95, which runs through “downtown” Goldfield.  The town of Goldfield, which is the Esmeralda county seat (population 300), is approximately 200 air miles south of Reno and 180 air miles north of Las Vegas. Surface access on the Property is excellent and the relief is low, at an elevation of approximately 6,000 feet.  Vegetation is sparse, consisting largely of sagebrush, rabbitbrush, Joshua trees and grasses.

ITEM 2.	PROPERTIES (continued)

Figure 1: Property Location Map

The Property is wholly owned by LSG, the company's largest shareholder and is clear titled. The 31 patented claims cover an area of approximately 460 acres, or 186 hectares.  The claims are owned as private land by LSG, and only annual property taxes must be paid.

ITEM 2.	PROPERTIES (continued)

We have mineral rights to all the claims listed below. We have surface rights on all claims except for a portion of five claims that exist within the town boundary of Goldfield. The claims include any and all contracts, easements, leases and rights-of-way affecting or appurtenant thereto. The fees and maintenance of the claims are currently being paid by LSG. The annual fee for maintaining all the claims is under $1,500. A map of the claims is shown below in Figure 2.

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

Figure 2: Claim Map

LODE STAR GOLD
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
T2 & 3S, R42E
Claim Map
UTM Nad 1927 zone 11 meters
Map by: JBA WORKS, INC.
NORTH END
M.S.2203
PIPE DREAM
M.S.2203
LSG Claim Boundary
35
36
2
1
T2S R42E
T3S R42E
GOLDFIELD
TOWN LIMIT
N
200 meters

ITEM 2.	PROPERTIES (continued)

Current Infrastructure and recent developments:

All properties, claims, buildings, equipment, and supplies are owned by our largest shareholder, LSG. We have free access to utilize and manage all the above noted items.

The property is immediately adjacent to the historic gold producing town of Goldfield, NV, which is the county seat for Esmeralda County. Water, electricity and other sundry needs such as restaurants, lodging, minor medical needs, fire station, police, are within 1 mile of the property.

Operations are managed from a 6,000 sq. ft. office and warehouse facility complete with showers and laundry amenities. Two residential trailer sites are immediately adjacent to this building for crew needs.

The property has one working shaft, the February Premier, which has access to the 300 ft level, with approximately 1/2 mile of ventilated drift. Underground work has identified 2 high-grade gold-bearing zones which the company plans to further explore. Given that the most prudent exploration must take place underground, we are applying through LSG for a "Surface Separation Facility” through the Nevada Department of Environmental Protection (NDEP). The program that we envision undertaking includes the mining of approximately 10,000 tons of non-NI 43-101 compliant gold mineralization at an approximate grade of 0.9 ounces per ton. The estimated grade is based on historic drilling work done by LSG, for which the 1.5-inch core samples were consumed by assay requirements. In order to provide adequate sample weights to the assaying lab, the entire core was processed for individual samples. While we have encountered several additional high-grade drill anomalies throughout the property, it is important to note that we have no proven and/or probable reserves at the present time and therefore the program is exploratory in nature.

The property has two operating water monitoring wells (completed April 15, 2016) that are mandatory for us to receive a water pollution control permit. Part of the permitting application is for the allowance of the company to store its waste rock underground. The property has no milling on site and we must rely on a third party to receive our mineralized material and tombstone our tailings.

Our primary objective remains the completion of our Surface Separation Facility permit, to allow processing of material extracted from our targeted underground zones. This entails having a toll milling agreement with an existing milling operation to handle processing of our mineralized material, as well as the tomb-stoning of the tailings from that mineralized material. On February 17, 2017, we executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test. We completed the first test in May 2017 and both companies have determined that further testing needs to be completed to determine a definitive cost analysis and other operational details. The sample processed was historic material stockpiled on the property surface and therefore of limited metallurgical value, but indicative of material that will be run through the mill. Milling throughput did identify specific equipment configuration details that need to be considered for future runs. The Company expects to provide material from its targeted underground zone for more comprehensive milling results when we are permitted to do so.

We filed our permit application with NDEP on April 5, 2017. NDEP has completed its Administrative Review of the application and is underway with its Technical Review. We received the technical review letter on October 20, 2017 requesting additional information on a small number of engineering and hydrology concerns, as well as recommendations on some additional matters. Following successful review of our answers provided for the technical questions, the permit will be out for public review for a period of 60 days. The Company, in accordance with MSHA guidelines, is in the process of re-occupying its underground workings.

100% of the permitting cost, approximately $240,000 to date, has been borne by our largest shareholder, Lode-Star Gold INC. The budget for this development is $250,000. The following specialists in underground permitting of narrow vein, high sulfide mines are charged with executing the permitting process:
■
Rubicon Environmental Consulting is the lead consultant
■
Hydrogeologica Inc. consults on water and geology
■
Tierra Group International consults on mine planning and engineering

Once permitting is completed, further estimated costs are as detailed in Item 7 below.

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

The high and low bid quotations of our common stock for the 2017 and 2016 quarters are as follows:

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$0.09	$0.04	$0.04	$0.025
June 30	$0.083	$0.02	$0.05	$0.03
September 30	$0.065	$0.03	$0.04	$0.032
December 31	$0.05	$0.032	$0.052	$0.031

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

On December 31, 2017, we had 66 shareholders of record of our common stock.

Capitalization

Shares
Our authorized capital is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 par value per share.

At December 31, 2017 and to date, 49,127,825 shares of common stock have been issued. No shares of preferred stock have been issued to date.

Stock Options
On February 14, 2017, we granted 9,500,000 non-qualified stock options to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of our common stock at a price of US$0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. None of the options have been exercised to date.

Warrants
In connection with a 2015 consulting agreement, there are warrants outstanding to November 19, 2020 to purchase 3,336,060 shares of common stock at a price of $0.02 per share, including a cashless exercise option.

There are no present plans, understandings or agreements, and we are not engaged in any negotiations that will involve the issuance of capital stock.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Securities Authorized for Issuance under Equity Compensation Plans

We reserved 10,000,000 shares of common stock for issuance under our 2015 Omnibus Equity Incentive Plan. The purpose of the Plan is to maintain our ability to attract and retain highly qualified and experienced directors, officers and consultants and to give such directors, officers and consultants a continued proprietary interest in our success. The Plan is available to any stockholder on request.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2017 and 2016, we had no subscriptions for shares of our common stock.

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

Previous Exploration Work, Mineralization and State of Exploration

The Property is wholly owned by LSG, our largest shareholder, and is clear titled. A 1% net smelter royalty exists in the favor of the original property owner. The property consists of 31 patented claims on approximately 460 acres. LSG, over the past 15 years and continuing, has spent over $5 million on underground rehab of approximately 1/4 mile of drift at the 300ft sub surface level. LSG also executed 22 surface core drill holes for a total of 10,400ft and 152 underground core drill holes for a total of 23,000ft.

It is important to note the following sample preparation and quality controls used by LSG and by ICN, a previous operator of the Property:

Lode-Star Gold drill hole core sampling and analytical protocol

All drill core samples were prepared and delivered to ALS Minerals in Reno by Tom Temkin, our COO. Individual sampled intervals varied from one to five-foot lengths, based on geologic parameters, and included 100% of core intervals. No core splitting was conducted. No duplicate samples or standards were introduced other than those inserted and utilized by ALS for their internal quality control. Lab preparation of individual samples included crushing and grinding to minus 200 mesh, followed by a 1-ton assay for gold. All samples that initially assayed over 1.0 opt Au were systematically re-assayed.

ICN drill hole core and Rotary RC sampling and analytical protocol

All drill core samples were prepared by ICN personnel and either delivered to the assay lab or were picked up on-site by lab personnel. Rotary RC chip drilling samples were collected on-site and transported to Reno by the respective labs. The labs used included ALS Minerals and American Assay Lab. Core was sawn by ALS Minerals and/or ICN personnel. Individual core sampled intervals varied from one to five-foot lengths, based on geologic parameters, and included one-half of the original core material. Rotary RC samples were taken at five-foot intervals entirely. Quality control for all samples included a protocol of inserting duplicate samples, blanks, and known standards, at repeating intervals to maintain ..08% check sampling. Lab preparation of Individual samples included crushing and grinding to minus 200 mesh, followed by a 1-ton assay for gold. All samples that initially assayed over 1.0 opt Au were systematically re-assayed.

Underground work has identified 2 high-grade gold-bearing zones (see the small yellow stars in Fig. 1. and see Fig. 2.) that can support mine development utilizing our current infrastructure. The property is being permitted for production and should be mine ready during 2018. It is our intention to then start mining the property. Much of the property remains under-explored and it is our belief that the district's high-grade, million-ounce ore zones repeat themselves. Further surface and underground exploration work needs to be executed. We plan to explore through production and chase our known, high-grade vein zones.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The white stars below show the historic zones where roughly 1 million ounces per star were produced during the period 1904-1918 (See Figure 1a. below): Last year of production by Goldfield Consolidated, (Source: Albers and Stewart, 1972). The large yellow stars indicate areas we need to explore to possibly repeat the past high-grade production intercepts. The yellow lines are known geophysical interpreted structures. The small yellow stars are the immediate production zones targeted by us for development at an estimated cost of $2 million, including permitting.

Fig. 1. - The red vein zones contained in the aerial photo below depict the historic mined veins

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

HISTORIC PRODUCTION

Figure 1a. - Production from Goldfield Mining District

Year	Ore (tons)	Gold (ounces)	Silver (ounces)

1903		3,419	287
1904	8,000	113,293	19,954
1905	11,700	91,088	8,589
1906	59,628	339,890	15648
1907	101,136	406,756	71,710
1908	88,152	236,082	30,823
1909	297,199	453,915	33,164
1910	339,219	538,760	117,598
1911	390,431	497,637	126,406
1912	362,777	301,848	125,736
1913	364,785	242,815	153,984
1914	367,166	227,612	129,830
1915	418,935	212,337	165,305
1916	383,456	128,250	129,781
1917	339,488	91,917	78,184
1918*	264,237	58,685	90,560
1919	16,435	35,810	39,912
1920	6,571	7,536	6,081
1921	1,903	7,101	1,761
1922	5,619	12,773	5,755
1923	3,137	4,471	3,613
1924	7,352	4,336	3,982
1925	2,773	5,053	2,369
1925-1960	129,705	168,616	88,967
Total	3,958,104	4,190,000	1,450,000

*Last year of production by Goldfield Consolidated
SOURCE: Albers and Stewart, 1972

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Geologic Structure

The geologic model that made Goldfield successful still exists today. Fig. 1b. shows the Goldfield high-grade gold zones pool which leads to our conclusion that more multi-million ounce intercepts are possible.

Fig. 1b. Geologic Structural Model

GOLDFIELD
STRUCTURAL MODEL
Walker Lane Structural Fabric
Axis of
Compressional Stress
locally enhanced
permeability
& gold deposition
30°
N
LODE-STAR MINING, INC.
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
LODE-STAR MINING, INC.
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

A 3-D depiction, (Fig. 3 below), of the three identified vein zones within the Red Hills shows the complex nature of their intersecting relationship. This complex intersection of the three vein components provides several locations where high-grade gold concentrations are identified. Two readily obvious targets where high-grade gold in excess of 1.0 ounce of gold per ton has been intersected is shown on Figure 3 with dashed outlines. The drill holes and actual values have been omitted for sake of clarity. Additionally, each of these vein zones appear to be open to the north, to the south, and to depth.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fig. 3. - 3D Section of the Red Hills Vein Zones

RED HILLS VEIN ZONES
3D SECTION
LOOKING NORTH
WEST VEIN ZONE
DECLINE VEIN ZONE
RH STOPE
300 Level
WEST / RH TARGET
EAST / DECLINE TARGET
EAST VEIN ZONE
1900
1800
1700
1650
1600
1550
1500
LODE-STAR MINING, INC.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
0
100
200 feet

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fig. 4. - Red Hills Vein Zones Cross Section

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fig. 5 - Red Hills Vein Zones Plan View

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

●
Hole ICN-013 intersects 14.9 metres of 164.5 g/t Au, including 5.5 M @ 445.2 g/t Au.

●
Hole ICN-014 intersects 12.0 metres of 222.6 g/t Au, including 2.9 m @ 918.0 g/t Au.

Hole ID	Azimuth	Angle	TD	From (m)	To (m)	Interval (m)	Au (g/t)	Au (oz/t)
ICN-001	vertical	-	197.9	51.5	74.7	23.2	10.50
	including			59.8	61.6	1.83	119.3
				80.5	123.2	42.7	1.40
ICN-002	vertical	-	107.9	36.3	45.4	9.1	4.08
ICN-003	vertical	-	121.6	16.9	62.5	45.6	96.3	3.09
	including			16.9	19.8	2.90	1,454.3	46.75
	and			19.8	62.5	42.7	4.18
ICN-004	270	-60	79.0	22.1	63.0	40.9	1.43
ICN-008	90	-65	137.2	93.1	98.5	5.3	27.5
	including			94.5	95.3	0.8	183.6
ICN-010	----	-90	46.6	9.3	18.9	9.6	2.89
ICN-013	280	-45	40.2	24.1	39.0	14.9	164.5	5.29
	including			26.8	32.3	5.5	445.2	14.31
ICN-014	90	-45	38.4	25.2	37.20	12.0	222.6	7.15
	including			25.2	28.0	2.9	918.0	29.52
	and			28.0	37.2	9.1	2.32
ICN-015	105	-70	119.8	52.7	115.7	63.0	1.75
ICN-018	97	-70	137.2	46.6	72.0	25.3	4.10
	including			56.4	59.5	3.0	17.1
ICN-023	----	-90	91.9	46.8	78.2	31.4	2.73
	including			63.7	65.5	1.8	37.7
ICN-024	90	-73	69.5	17.5	36.0	18.4	4.47

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Permitting costs to date are approximately $240,000 and are anticipated to total $250,000.

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

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues to date and we cannot currently estimate the timing of any possible future revenues. Our only source for cash at this time is loans or investments by others in our common stock.

Intellectual Property

We do not own any intellectual property and we have not filed for any protection of our trademark.

Personnel

We have no employees. Our president and CEO, our COO and our Corporate Secretary receive no compensation for their services other than stock options issued in 2017, as detailed in Item 11. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary. See Item 10 for information regarding our officers and directors.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2017 which are included with this Report. See the “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Revenues

	Years Ended December 31		Increase/(Decrease)
	2017	2016	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	646,008	234,375	411,633	176%
Operating Loss	(646,008)	(234,375)	(411,633)	176%
Other Expense	(45,620)	(33,741)	(11,879)	35%
Net Loss	$(691,628)	$(268,116)	$(423,512)	158%

We recorded a net loss of $691,628 for the year ended December 31, 2017, have an accumulated deficit of $2,371,768 and have had no operating revenues. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Expenses

Our expenses for the years ended December 31, 2017 and 2016 are shown below:

	Years Ended December 31		Increase/(Decrease)
	2017	2016	Amount	Percentage
Consulting services	$466,715	$25,776	$440,939	1,711%
Corporate support services	1,913	2,099	(186)	(9%)
Exploration and evaluation	3,190	-	3,190	-
Interest, bank and finance charges	45,620	28,628	16,992	59%
Mineral option fees	100,000	100,000	-	0%
Office, foreign exchange and sundry	7,593	11,783	(4,190)	(36%)
Penalties	-	5,113	(5,113)	(100%)
Professional fees	44,876	67,182	(22,306)	(33%)
Transfer and filing fees	21,721	27,535	(5,814)	(21%)
Total Operating and Other Expenses	$691,628	$268,116	$423,512	158%

Consulting services

In 2017 we granted stock options to key corporate officers and outside consultants. The related Consulting services expense based on a fair value estimate for the year ended December 31, 2017 was $442,808, which accounts for the majority of the change in Consulting services expense between 2017 and 2016.

Exploration and evaluation

In 2017 we incurred a $3,190 expense related to our pilot toll milling test, with no equivalent expense in 2016.

Interest, bank and finance charges

The increase in interest expense in 2017 was mainly due to a net increase of approximately $114,000 in interest-bearing loans during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Office, foreign exchange and sundry

Office, foreign exchange and sundry expenses were lower in 2017 than in 2016 mainly due to lower expenditures for charitable contributions ($1,000), travel, meals and entertainment (approximately $2,000), and foreign exchange (approximately $1,000).

Penalties

The 2016 Penalties expense was due to an IRS penalty in connection with our 2013 income tax filing. There was no equivalent item in 2017.

Professional fees

The decrease in Professional fees in 2017 resulted from the following items:
■
tax-related accounting and legal services that were lower by approximately $2,000 as IRS issues were settled;
■
accounting fees decreased approximately $9,000 as a result of a reduced consultant rate;
■
our auditor’s review of certain 2016 filings which were not repeated in 2017 (approximately $6,000);
■
final services of our previous (2015) auditor invoiced in 2016 (approximately $3,000);
■
reduced legal fees (approximately $7,000) that were mainly due to 2016 legal work on our S-1 filing and other general corporate issues such as our Stock Plan, with no 2017 equivalent;
■
partly offset by 2017 consulting fees of approximately $4,000 for services related to technical analysis and documentation of our mineral property, with no 2016 equivalent.

Transfer and filing fees

Transfer and filing fees decreased in 2017 because filing fees were incurred in 2016 related to an amended 10-K and 10-Q, and an S-1, with no equivalent filings in the current year.

Assets and Liabilities

Balance Sheet items with notable year over year differences are as follows:

	December 31		Change
	2017	2016	Amount	Percentage
Cash	$818	$5,134	$(4,316)	(84%)
Prepaid fees	$3,725	$-	$3,725	-
Accounts payable and accrued liabilities	$8,048	$19,016	$(10,968)	(58%)
Due to related parties and accrued interest	$1,036,569	$762,117	$274,452	36%
Loans payable and accrued interest	$47,055	$62,310	$(15,255)	(25%)
Additional Paid-In Capital	$1,512,872	$1,070,064	$442,808	41%

Cash decreased due to the amount of cash provided by loans being approximately $4,000 less than the amount of cash used in operating activities.

Prepaid fees increased due to a $5,000 retainer for legal services paid in 2017, of which $1,275 was expensed.

Accounts payable and accrued liabilities decreased primarily due a combination of the following: payment of an IRS penalty assessed in 2016 (approximately $5,000); payment of 2016 tax-related legal services (approximately $4,000); payment of a 2016 partial audit fee (approximately $5,000); offset by the accrual at December 31, 2017 of management travel expenses totaling approximately $4,000.

Due to related parties and accrued interest increased due to the following:

the accrual of mineral option fees and related interest due to LSG totaling approximately $111,000;

net cash loan advances from related parties of $75,000;

accrued loan interest due to related parties of approximately $29,000; and

expenses paid by a related party on our behalf of approximately $59,000

Loans payable and accrued interest decreased due to repayment of loan principal totaling $20,000, offset by accrued interest of approximately $5,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Additional Paid-In Capital increased due to the fair value estimate attributed to options granted in 2017, which was charged to Consulting services.

Liquidity and Capital Resources

Our financial condition at December 31, 2017 and 2016 and the changes between those dates are summarized below:

Working Capital

	December 31		Increase/(Decrease)
	2017	2016	Amount	Percentage
Current Assets	$4,543	$5,134	$(591)	(12%)
Current Liabilities	1,091,672	843,443	248,229	29%
Working Capital (Deficiency)	$(1,087,129)	$(838,309)	$(248,820)	30%

Our working capital decreased as expected, from December 31, 2016 to December 31, 2017, primarily due to ongoing funding from LSG, increasing our current liabilities. In current assets, the decrease in cash was offset by an increase in prepaid fees. In current liabilities, the reductions in accounts payable and accrued liabilities of approximately $11,000 and in non-related party loans and accrued interest of approximately $15,000 were more than offset by the increase in accrued mineral option fees, loans, accrued interest, and expenses paid on our behalf by LSG, totaling approximately $274,000.

Cash Flows

	Year Ended December 31		Increase/(Decrease)
	2017	2016	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(59,316)	$(62,322)	$3,066	(5%)
Financing Activities	55,000	55,000	-	-
Net (decrease) increase in cash	$(4,316)	$(7,322)	$3,066	(5%)

As of the date of this report, we have yet to generate any revenues from our business operations. Our principal sources of working capital have been related party loans and funds received as subscriptions for our common stock. For the foreseeable future, we will have to continue to rely on those sources for funding. We have no assurance that we can successfully engage in any further private sales of our securities or that we can obtain any additional loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Commitments

We do not have any commitments as of December 31, 2017 which are required to be disclosed in tabular form.

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

LODE-STAR MINING INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Lode-Star Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lode-Star Mining Inc. (the "Company") as at December 31, 2017, the related statements of operations, cash flows, and changes in stockholders’ deficiency, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over ﬁnancial reporting. As part of our audit, we are required to obtain an understanding of internal control over ﬁnancial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over ﬁnancial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We served as the Company's auditor from 2004 to 2014, and commencing again in 2017.

Vancouver, Canada	“Morgan & Company LLP”

March 23, 2018	Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Lode-Star Mining, Inc.

We have audited the accompanying balance sheet of Lode-Star Mining, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lode-Star Mining, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 29, 2017

LODE-STAR MINING INC.

BALANCE SHEETS

	DECEMBER 31
	2017	2016

ASSETS

Current assets
Cash	$818	$5,134
Prepaid fees	3,725	-
Total current assets	4,543	5,134

Mineral Property Interest, unproven	230,180	230,180

Total assets	$234,723	$235,314

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$8,048	$19,016
Due to related parties and accrued interest	1,036,569	762,117
Loans payable and accrued interest	47,055	62,310
Total current liabilities	1,091,672	843,443

STOCKHOLDERS’ DEFICIENCY

Capital Stock:
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at December 31, 2017 and 2016	1,947	1,947
Additional Paid-In Capital	1,512,872	1,070,064
Accumulated Deficit	(2,371,768)	(1,680,140)
Total stockholders’ deficiency	(856,949)	(608,129)

Total liabilities and stockholders’ deficiency	$234,723	$235,314

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31
	2017	2016

Revenue	$-	$-

Operating Expenses
Consulting services	466,715	25,776
Corporate support services	1,913	2,099
Exploration and evaluation	3,190	-
Mineral option fees	100,000	100,000
Office, foreign exchange and sundry	7,593	11,783
Professional fees	44,876	67,182
Transfer and filing fees	21,721	27,535
Total operating expenses	646,008	234,375

Operating Loss	(646,008)	(234,375)

Other Expenses
Interest, bank and finance charges	(45,620)	(28,628)
Penalties	-	(5,113)
Total other expenses	(45,620)	(33,741)

Net Loss For The Year	$(691,628)	$(268,116)

Basic And Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding - Basic and Diluted	49,127,825	49,127,825

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2017	2016

Operating Activities
Net loss for the year	$(691,628)	$(268,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	7	830
Stock options issued for services	442,808	-
Changes in operating assets and liabilities:
Prepaid fees	(3,725)	3,217
Accounts payable and accrued liabilities	48,274	73,704
Due to related parties	100,000	100,000
Accrued interest payable	44,948	28,043
Net cash used in operating activities	(59,316)	(62,322)

Financing Activities
Repayment of loans payable	(20,000)	(20,000)
Proceeds from loans payable – related party	75,000	75,000
Net cash provided by financing activities	55,000	55,000

Net Decrease In Cash	(4,316)	(7,322)

Cash, Beginning Of Year	5,134	12,456

Cash, End Of Year	$818	$5,134

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$59,242	$68,990

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, December 31, 2015	49,127,825	$1,947	$1,070,064	$(1,412,024)	$(340,013)

Net loss for the year	-	-	-	(268,116)	(268,116)

Balance, December 31, 2016	49,127,825	1,947	1,070,064	(1,680,140)	(608,129)

Stock options issued for services	-	-	442,808	-	442,808

Net loss for the year	-	-	-	(691,628)	(691,628)

Balance, December 31, 2017	49,127,825	$1,947	$1,512,872	$(2,371,768)	$(856,949)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Lode-Star Mining Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are located in Reno, Nevada. The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company acquired a mineral property interest from Lode Star Gold Inc., a private Nevada corporation (“LSG”) on December 11, 2014 in consideration for the issuance of 35,000,000 common shares of the Company. As a result of this transaction, control of the Company was acquired by LSG.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $2,371,768 as of December 31 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Cash consists of cash on deposit with high quality, major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2017 and 2016, the Company had no cash equivalents.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, due to related parties, and loans payable. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Accounts payable and accrued liabilities and loans payable are measured using “Level 2” inputs as there are no quoted prices in active markets for identical instruments. The carrying values of cash, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the immediate or short term maturity of these financial instruments.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

On December 5, 2014, the Company entered into a subscription agreement (the “Subscription Agreements”) with Lode Star Gold Inc. (“LSG”), a private Nevada corporation controlled by the spouse of the Company’s current President, pursuant to which the Company agreed to issue 35,000,000 shares of its common stock, valued at $230,180, to LSG in exchange for an initial 20% undivided interest in and to the mineral claims owned by LSG. The mineral claims, known as the “Goldfield Bonanza Project” (the “Property”), are located in the State of Nevada.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

If the Company fails to make any cash payments to LSG within one year of the Effective Date of the Mineral Option Agreement with LSG dated October 4, 2014, it is required to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the payment of the entire $5 million described above, it must make quarterly cash payments to LSG of $25,000 until such time as the Company has earned the additional 60% interest in the Property. At December 31, 2017, $323,913 (2016: $223,913) in fees payable to LSG has been accrued.

Given that permitting for operations on the Property is still to be completed, LSG has granted a series of deferrals of the payment, with the most recent being granted on January 11, 2017. LSG agreed on that date to defer payment of all amounts due in accordance with the Mineral Option Agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to interest and principal. The total amount of such fees due at December 31, 2017 was $323,913 (2016: $223,913), with total interest due in the amount of $11,196 (2016: $0).

The Company has agreed with LSG that upon the successful completion of a toll milling agreement after permitting is achieved, the Company will have the basis to form a joint management committee to outline work programs and budgets, as contemplated in the Option agreement dated October 4, 2014, and for the Company to act as the operator of the property.

The Company assessed its mineral property interest at December 31, 2017 and to the date of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount, and therefore, no impairment is required.

4.	CAPITAL STOCK

During the years ended December 31, 2017 and 2016, the Company did not issue any shares of its common stock.

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. No preferred shares have been issued to December 31, 2017 or to the date of issue of these financial statements.

Options

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated fair value of $509,702 at December 31, 2017. For the year ended December 31, 2017, $442,808 has been included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 1.98%, a weighted average life of 4.88 years, volatility of 193.66% and dividend yield of 0%. The valuation used average weekly pricing.  At December 31, 2017, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.032 per share.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

4.	CAPITAL STOCK (Continued)

A summary of option activity in the current year and options outstanding at December 31, 2017 is as follows:

	Options
	Issued	Vested	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2016	-	-	-	-	-	-	-
Issued	9,500,000	4,750,000	$0.06	$0.06	5.00	February 14, 2022	-
Expired	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Balance December 31, 2017	9,500,000	4,750,000	$0.06	$0.06	4.12	February 14, 2022	-

Warrants

During the years ended December 31, 2017 and 2016, no warrants to purchase shares of common stock were issued and no warrants were exercised. At December 31, 2017, warrants issued in 2015 had an intrinsic value of $40,033 based on the exercise price of $0.02 per warrant and a market price of $0.032 per share.

A summary of warrant activity and warrants outstanding at December 31, 2017 and 2016 is as follows:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2015	3,336,060	$0.02	$0.02	4.86	November 19, 2020	$33,361
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance December 31, 2016	3,336,060	$0.02	$0.02	3.86	November 19, 2020	$66,721
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at December 31, 2017	3,336,060	$0.02	$0.02	2.86	November 19, 2020	$40,033

5.	LOANS PAYABLE

At December 31, 2017, the Company had the following loans payable:

i.
$1,000 (2016: $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at December 31, 2017 was $3,368 (2016: $3,218). During 2017, the Company repaid $0 (2016: $0) of this loan.
ii.
$25,000 (2016: $45,000): unsecured; interest at 10% per annum from January 10, 2015.
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
●
Accrued interest payable on the loan at December 31, 2017 was $17,687 (2016: $13,091). During 2017, the Company repaid $20,000 (2016: $20,000) of this loan.

At December 31, 2017, total interest accrued on the above loans was $21,055 (2016: $16,309).

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At December 31, 2017, the Company had the following amounts due to related parties:

i.
$39,783 (2016: $39,777): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the President of the Company. Accrued interest payable on the loan at December 31, 2017 was $6,641 (2016: 4,655). During 2017 and 2016, the Company made no repayments to or borrowed any additional amounts from the President.
ii.
$420,000 (2016: $345,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at December 31, 2017 was $45,047 (2016: $25,551). During 2017, the Company borrowed $75,000 (2016: $75,000) from LSG.
iii.
$173,930 (2016: $114,688): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at December 31, 2017 was $12,334 (2016: $4,810). During 2017, LSG paid expenses directly on behalf of the Company totaling $59,242 (2016: $68,990).
iv.
$3,725 (2016: $3,724): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the year is due to fluctuation in the US to Canadian dollar exchange rate.

At December 31, 2017, total interest accrued on the above related party loans was $64,022 (2016: 35,016).

During the year ended December 31, 2017, there was an $7 foreign exchange loss (2016: $830) due to related party loan amounts in non-US currency.

During the year ended December 31, 2017, the Company incurred $100,000 (2016: $100,000) in mineral option fees payable to LSG, which have been accrued as of that date. The total amount of such fees due at December 31, 2017 was $323,913 (2016: $223,913), with total interest due in the amount of $11,196 (2016: $0).

At December 31, 2017, the total due to related parties of $1,036,569 (2016: $762,117) is comprised of the following:
■
Loans and accrued interest - $701,460 (2016: $538,204)

■
Mineral option fees payable and accrued interest - $335,109 (2016: $223,913)

At no cost to the Company, the President provides a full spectrum of senior management services, functioning also as the Company’s CEO and CFO.

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 3 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

8.	INCOME TAXES

In December, 2014, the Company underwent a change in control which subjected it to limitations under Internal Revenue Code Section 382. That section restricts post-change annual net operating loss (NOL) utilization, based on applying an IRS- prescribed rate to the purchase price of the stock acquired in the change in control. The Company accordingly revised its estimates of NOL carry forwards, resulting in a reduction in the estimate of losses available for utilization in the amount of approximately $872,000.

A reconciliation of income tax benefit to the amount computed at the statutory rate of 34% (2016 – 34%) is as follows:

	2017	2016
Expected income tax recovery	$235,200	$91,200
Adjustment for non-deductible stock compensation	(150,600)	-
Increase in valuation allowance	(84,600)	(91,200)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2017	2016
Deferred income tax assets
Net operating losses carried forward	$326,800	$242,200
Valuation allowance	(326,800)	(242,200)
	$-	$-

The Company has approximately $961,000 (2016: $712,000) in NOLs carried forward which will expire by 2037 if not utilized. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Amendments to the Internal Revenue Code of 1986 that were signed into law on December 22, 2017 reduce the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For NOLs arising after December 31, 2017, the amendments limit a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The amendments generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead permit all such NOLs to be carried forward indefinitely. The Company’s NOLs to December 31, 2017, carried forward for United States income tax purposes, will expire, if not utilized, as follows:

2024	$10,000
2025	7,600
2026	6,000
2027	10,900
2028	53,200
2029	8,975
2030	6,445
2031	6,445
2032	6,445
2033	6,445
2034	6,445
2035	315,200
2036	268,100
2037	248,800
$961,000

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

There have been no disagreements regarding accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2017 and 2016, included in this report, have been audited, respectively, by Morgan & Company LLP, 609 Granville Street, Vancouver, BC (2017), and MaloneBailey LLP, 9801 Westheimer Road, Suite 1100, Houston, Texas (2016).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. As a result of the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2017, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2017, our internal control over financial reporting was not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented. As a result of the size of the current organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this report, the names, ages and positions of our executive officers and directors were as follows:

Name	Age	Position
Mark Walmesley	60	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Thomas Temkin	64	Chief Operating Officer, Director
Pam Walters	68	Secretary

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

Since 1985, Mr. Walmesley has been the owner and operator of Mark Walmesley, Inc., a private Texas corporation, which specializes in the sale of window etching theft deterrent products that are distributed throughout the United States in the automotive aftermarket industry.  Through an established network of agents and car dealerships, he has achieved product fulfillment on millions of vehicles over his 32 year career.

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

Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors on January 19, 2015. Mr. Temkin is a Certified Professional Geologist and a Qualified Person under National Instrument (NI) 43101, with more than 38 years of experience in the mining industry, primarily in exploration in the Western United States. As senior project manager for several major mining companies, Mr. Temkin has been associated with several advanced gold exploration projects, some of which developed into significant mines. After receiving his Bachelor of Science degree in Economic Geology in 1976 from the Mackay School of Mines, Mr. Temkin began his career as an exploration Geologist. He is currently a consulting geologist working with LodeStar Gold, Inc. Mr. Temkin has been associated with LSG and the project for over 17 years and has been instrumental through its entire exploration program to date.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Audit Committee

We have not appointed members of our audit committee. However, the chairman will be independent within the meaning of applicable SEC rules and NYSE MKT listing standards as an “audit committee financial expert” as defined in the rules and regulations of the SEC, and that is financially literate under the current listing standards of the NYSE MKT. The audit committee has oversight responsibilities regarding matters including:

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

Significant Employees

Other than our officers and directors, we do not expect any other individuals to make a significant contribution to our business as employees.

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

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial, Treasurer and director, Thomas Temkin, our Chief Operating Officer and director, and Pam Walters, our Secretary, for all services rendered in all capacities to us during our fiscal years ended December 31, 2017 and 2016. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Years Ended December 31	Salary ($)	Option Awards ($)	Total ($)
Mark Walmesley, CEO (1)	2017	-	251,283	251,283
	2016	-	-	-
Thomas Temkin, Director and COO (2)	2017	-	80,410	80,410
	2016	-	-	-
Pam Walters, Secretary (3)	2017	-	40,209	40,209
	2016	-	-	-

ITEM 11.	EXECUTIVE COMPENSATION (continued)

(1)
Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014.  Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

On February 14, 2017 Mr. Walmesley was granted 5,000,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $290,640. For the year ended December 31, 2017, $251,283 has been included in Consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model. At December 31, 2017, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.032 per share.

(2)
Thomas Temkin was appointed as our Chief Operating Officer and director on January 19, 2015.

On February 14, 2017 Mr. Temkin was granted 1,600,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $93,004. For the year ended December 31, 2017, $80,410 has been included in Consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model. At December 31, 2017, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.032 per share.

(3)
Pam Walters was appointed as our Secretary on April 22, 2015.

On February 14, 2017 Ms. Walters was granted 800,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $46,504. For the year ended December 31, 2017, $40,209 has been included in Consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model. At December 31, 2017, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.032 per share.

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

To the best of our knowledge, no person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock, or any other reporting person (as defined in Item 405 of Regulation SK) (“reporting person”), failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2017, we had the following unvested stock awards held by the named executive officers, which are part of the option awards described in the table notes above:

Name and Principal Position	Unvested Stock Options	Vesting Date
Mark Walmesley, CEO	1,250,000	February 14, 2018
	1,250,000	August 14, 2018
Thomas Temkin, Director and COO	400,000	February 14, 2018
	400,000	August 14, 2018
Pam Walters, Secretary (3)	200,000	February 14, 2018
	200,000	August 14, 2018

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Benefit Plans

We do not have any pensions plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees.  However, we may establish such plans in the future.

Director Compensation

We have not compensated any of our directors for their service on the Board. Management directors are not compensated for their service as directors; however, in 2017, they received stock award compensation for their management roles, as detailed above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2017, (iv) up to two executive officers other than the Chief Executive Officer who were serving as executive officers on December 31, 2017 and to whom the company paid more than $100,000 in compensation during the last fiscal year, (v) up to two additional persons to whom the company paid more than $100,000 during the last fiscal year but who were not serving as an executive officer on December 31,2017 and (vi) all directors and officers as a group. None of the directors, nominees, or officers of the company owned any equity security issued by the company’s subsidiaries. Information with respect to officers, directors and their families is as of December 31, 2017 and is based on the books and records of the company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	1,225,000	2.49%

Thomas Temkin (4)	20,000	0.04%

All executive officers and directors as a group (2 persons)	1,245,000	2.53%

Lode Star Gold INC. (5)	35,000,000	71.24%

Lonnie S. Humphries Non-Exempt Trust (5)	200,000	0.41%

Lonnie S. Humphries	1,369,756	2.79%

1)
Unless otherwise indicated, the address of all named persons is 1 East Liberty Street, Suite 600, Reno, NV 89501

2)
Based on 49,127,825 shares of our common stock issued and outstanding as of December 31, 2017.

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

5)
The person with investment and dispositive authority is Lonnie Humphries.

Changes in Control

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2017, the following amounts were due to related parties:

· To Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director: unsecured loans with interest at 5% per annum; with no specific terms of repayment, in the amount of $39,783 plus accrued interest of $6,641

· To Lode Star Gold INC., our controlling shareholder (“LSG”): two unsecured loans with interest at 5% per annum, with no specific terms of repayment, totaling $593,930 plus accrued interest totaling $57,381, and $323,913 in accrued mineral option fees payable under the terms of our Mineral Option Agreement, plus accrued interest of $11,196

· To Lonnie Humphries, the sole shareholder of Lode Star Gold INC., our controlling shareholder: an unsecured, non-interest-bearing loan of $3,725, with no specific terms of repayment

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

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

2017	$5,000	Morgan & Company LLP
2017	$19,000	MaloneBailey LLP
2016	$18,500	MaloneBailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017	$0	Morgan & Company LLP
2017	$0	MaloneBailey LLP
2016	$0	MaloneBailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$0	Morgan & Company LLP
2017	$0	MaloneBailey LLP
2016	$0	MaloneBailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017	$0	Morgan & Company LLP
2017	$0	MaloneBailey LLP
2016	$0	MaloneBailey LLP

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
3.3	Amended and Restated Articles of Incorporation	14-C	11/24/15	3.3
3.4	Omnibus Equity Incentive Plan	14-C	11/24/15	3.4
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	8-K	2/21/12	10.1
10.5	Mineral Option Agreement with Lode Star Gold INC.	8-K	10/09/14	10.1
10.6	Settlement Agreement	8-K	12/16/14	10.2
10.7	Acquisition of Mineral Property Interest	10-K/A2	1/11/2017	10.7
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				X
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3
101.INS	XBRL Instance Document	10-K	4/14/14	101.INS
101.SCH	XBRL Taxonomy Extension Schema	10-K	4/14/14	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	4/14/14	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	4/14/14	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	4/14/14	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	4/14/14	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2018

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 26, 2018
Mark Walmesley