Form 10-Q
period 2018-03-31
Lode-Star Mining Inc.
filed 2018-05-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,127,825 as of May 14, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	MARCH 31	DECEMBER 31
	2018	2017

ASSETS

Current assets
Cash	$2,028	$818
Prepaid fees	3,161	3,725
Total current assets	5,189	4,543

Mineral Property Interest, unproven	230,180	230,180

Total assets	$235,369	$234,723

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$19,477	$8,048
Due to related parties and accrued interest	1,118,533	1,036,569
Loans payable and accrued interest	43,032	47,055
Total current liabilities	1,181,042	1,091,672

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at March 31, 2018 and December 31, 2017	1,947	1,947
Additional Paid-In Capital	1,543,691	1,512,872
Accumulated Deficit	(2,491,311)	(2,371,768)
Total stockholders’ deficiency	(945,673)	(856,949)

Total liabilities and stockholders’ deficiency	$235,369	$234,723

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2018	2017

Revenue	$-	$-

Operating Expenses
Consulting services	37,119	204,797
Corporate support services	500	475
Mineral option fees	24,976	24,976
Office, foreign exchange and sundry	4,284	904
Professional fees	22,231	4,714
Transfer and filing fees	16,434	14,317
Total operating expenses	105,544	250,183

Operating Loss	(105,544)	(250,183)

Other Expenses
Interest, bank and finance charges	(13,999)	(10,775)

Net Loss	$(119,543)	$(260,958)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	49,127,825	49,127,825

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2018	2017

Operating Activities
Net loss	$(119,543)	$(260,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	1,861	216
Stock options issued for services	30,819	198,570
Changes in operating assets and liabilities:
Prepaid fees	564	-
Accounts payable and accrued liabilities	28,448	12,968
Due to related parties	24,976	24,976
Accrued interest payable	14,085	10,595
Net cash used in operating activities	(18,790)	(13,633)

Financing Activities
Repayment of loans payable	(5,000)	(5,000)
Proceeds from loans payable – related party	25,000	25,000
Net cash provided by financing activities	20,000	20,000

Net Increase In Cash	1,210	6,367

Cash, Beginning of Period	818	5,134

Cash, End of Period	$2,028	$11,501

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$17,019	$16,040

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Lode-Star Mining Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are in Reno, Nevada. The Company was originally formed to acquire exploration stage natural resource properties. The Company acquired a mineral property interest from Lode Star Gold Inc., a private Nevada corporation (“LSG”) on December 11, 2014 in consideration for the issuance of 35,000,000 common shares of the Company. As a result of this transaction, control of the Company was acquired by LSG.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $2,491,311 as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2017, have been omitted.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results for the entire year ending December 31, 2018.

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

The Company’s mineral property interest is a group of thirty-one claims known as the “Goldfield Bonanza Project” (the “Property”), in the State of Nevada. Pursuant to an option agreement dated October 14, 2014 with Lode-Star Gold Inc. (“LSG”), a private Nevada corporation, the Company acquired an initial 20% undivided interest in and to the mineral claims owned by LSG and an option to earn a further 60% interest in the claims. LSG received 35,000,000 shares of the Company’s common stock and is its controlling shareholder. Until the Company has earned the additional 60% interest, the net smelter royalty will be split 79.2% to LSG, 19.8% to the Company and 1% to the former Property owner.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

3.	MINERAL PROPERTY INTEREST (Continued)

To earn the additional 60% interest, the Company is required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter royalty, commencing after December 11, 2014. If the Company fails to make any cash payments to LSG within one year of the date of the option agreement, it is required to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the payment of the entire $5 million, it must make quarterly cash payments to LSG of $25,000.

Given that permitting for operations on the Property is still to be completed, on January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at March 31, 2018 was $348,889 (December 31, 2017: $323,913), with total interest due in the amount of $17,263 (December 31, 2017: $11,196).

The Company has agreed with LSG that upon the successful completion of a toll milling agreement after permitting is achieved, it will have the basis to form a joint management committee to outline work programs and budgets, as contemplated in the option agreement, and for the Company to act as the operator of the property.

The Company assessed its mineral property interest to the date of issue of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

4.	CAPITAL STOCK

During the three months ended March 31, 2018, the Company did not issue any shares of its common stock.

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

Options

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $536,750. For the three-month period ended March 31, 2018, $30,819 has been included in Consulting services expense based on fair value estimates determined using the Black-Scholes option pricing model, with an average risk-free rate of 1.96%, a weighted average life of 4.86 years, volatility of 191.75% and dividend yield of 0%. The valuation used average weekly pricing. At March 31, 2018, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.0299 per share.

A summary of option activity in the current three-month period and options outstanding at March 31, 2018 is as follows:

	Options
	Issued	Vested	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2017	9,500,000	4,750,000	$0.06	$0.06	4.12	February 14, 2022	-
Issued	-	-	-	-	-	-	-
Expired	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Vested	-	2,375,000	$0.06	$0.06	-	February 14, 2022	-
Balance March 31, 2018	9,500,000	7,125,000	$0.06	$0.06	3.88	February 14, 2022	-

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

4.	CAPITAL STOCK (Continued)

Warrants

During the three months ended March 31, 2018, no warrants to purchase shares of common stock were issued, exercised or expired. At March 31, 2018, warrants issued in 2015 had an intrinsic value of $33,027, based on the exercise price of $0.02 per warrant and a market price of $0.0299 per share.

A summary of warrant activity in the current three-month period and warrants outstanding at March 31, 2018 is as follows:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2017	3,336,060	$0.02	$0.02	2.86	November 19, 2020	$40,033
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at March 31, 2018	3,336,060	$0.02	$0.02	2.61	November 19, 2020	$33,027

5.	LOANS PAYABLE

At March 31, 2018, the Company had the following loans payable:

i)
$1,000 (December 31, 2017 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at March 30, 2018 was $3,405 (December 31, 2017: $3,368). During the first three months of 2018, the Company repaid $0 (2017: $0) on this loan.
ii)
$20,000 (December 31, 2017 - $25,000): unsecured; interest at 10% per annum from January 10, 2015.
●
The outstanding principal, and any accrued interest was due and payable in full on written demand (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;
●
The Company has the right to repay all or any part of the Principal and any accrued interest to the lender at any time and from time to time, without any premium.
●
There are no changes to the terms due to the loan being in default.
●
Accrued interest payable on the loan at March 31, 2018 was $18,627 (December 31, 2017: $17,687). During the first three months of 2018, the Company repaid $5,000 (2017: $5,000) on this loan.
Total interest accrued on the above loans at March 31, 2018 was $22,032 (December 31, 2017: $21,055).

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At March 31, 2018, the Company had the following amounts due to related parties:

i)
$41,395 (December 31, 2017 - $39,783): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the President of the Company. Accrued interest payable on the loan at March 31, 2018 was $7,431 (December 31, 2017: $6,641). During the current three-month period, the Company made no repayments to or borrowed any additional amounts from the President. The change in value was entirely due to fluctuation in foreign exchange rates.
ii)
$445,000 (December 31, 2017 - $420,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at March 31, 2018 was $50,520 (December 31, 2017: $45,047). During the three months ended March 31, 2018, the Company borrowed $25,000 (2017: $25,000) from LSG.
iii)
$190,949 (December 31, 2017 - $173,930): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at March 31, 2018 was $13,112 (December 31, 2017: $12,334). During the three months ended March 31, 2018, LSG paid expenses directly on behalf of the Company totaling $17,019 (2017: $16,040).
iv)
$3,975 (December 31, 2017 - $3,725): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value was entirely due to fluctuation in foreign exchange rates.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

Total interest accrued on the above related party loans at March 31, 2018 was $71,062 (December 31, 2017: $64,022).

During the period ended March 31, 2018, there was a $1,861 foreign exchange loss (2017: $216) resulting from related party loan amounts in non-US currency. Stock-based compensation to related parties of $31,363 (2017: $156,826) was also incurred during the period ended March 31, 2018.

During the three months ended March 31, 2018, the Company incurred $24,976 (2017: $24,976) in mineral option fees and $6,067 (2017: $2,761) in interest payable to LSG, which were accrued as of that date. The total amount of such fees due at March 31, 2018 was $348,888 (December 31, 2017: $323,913), with total interest due in the amount of $17,263 (December 31, 2017: $11,196).

At March 31, 2018, the total due to related parties of $1,118,533 (December 31, 2017: $1,036,569) is comprised of the following:

■
Loans and accrued interest - $752,381 (December 31, 2017: $701,460)

■
Mineral option fees payable and accrued interest - $366,152 (December 31, 2017: $335,109)

An additional $3,625 (December 31, 2017: $Nil) owing to the Company’s President was outstanding in accounts payable as at March 31, 2018.

The President provides a full spectrum of senior management services, functioning also as the Company’s CEO and CFO, at no cost to the Company.

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

On August 29, 2014, we entered into a Letter of Intent (the “LSG LOI”) with Lode-Star Gold, Inc. (“LSG"), a private Nevada corporation, pursuant to which we agreed to issue shares of our common stock and make certain payments to LSG in consideration for the acquisition of an interest in LSG's Nevada Goldfield Bonanza property (the “Property”). LSG would acquire control of us as a result of the intended transaction.

On October 4, 2014, we entered into a definitive mineral option agreement (the "Option Agreement") which superseded the LSG LOI. Pursuant to the Option Agreement, we issued LSG 35,000,000 shares of our common stock in exchange for a 20% undivided interest in the Property (the “Acquisition”). In order to earn an additional 60% undivided interest in the Property (for a total of 80%), we are required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter returns ("NSR") royalty, each beginning on the closing date of a subscription agreement for the shares (the “Closing Date”). Until we have earned the additional 60% interest, the NSR royalty will be split with 79.2% to LSG, 19.8% to and 1% to the former Property owner.

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

The Property consists of 31 patented claims covering a total of approximately 460 acres, or 186 hectares. The claims are owned as private land by LSG, and only annual property taxes must be paid. Operations are managed from a 6,000 sq. ft. office and warehouse facility complete with showers and laundry amenities. Two residential trailer sites are immediately adjacent to this building for crew needs. All properties, claims, buildings, equipment, and supplies are owned by LSG and we have free access to utilize and manage all the above-noted items.

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

Our primary objective remains the completion of our Surface Separation Facility permit, to allow processing of material extracted from our targeted underground zones. This entails having a toll milling agreement with an existing milling operation to handle processing of our mineralized material, as well as the tomb-stoning of the tailings from that mineralized material. On February 17, 2017, we executed an agreement with Scorpio Gold Corporation for a pilot toll milling test. We completed the first test in May 2017 and both companies have determined that further testing needs to be completed to determine a definitive cost analysis and other operational details. The sample processed was historic material stockpiled on the property surface and therefore of limited metallurgical value, but indicative of material that will be run through the mill. Milling throughput did identify specific equipment configuration details that need to be considered for future runs. The Company expects to provide material from its targeted underground zone for more comprehensive milling results when we are permitted to do so.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments

For Q1 2018, all work and processes as described below are continuing. No material, additional developments have occurred since December 31, 2017.

Permitting for operations on the Property has not been completed. We filed our permit application with NDEP on April 5, 2017. NDEP has completed its Administrative Review of the application and is underway with its Technical Review. We received NDEP’s response letter on October 20, 2017 requesting additional information on a small number of engineering and hydrology concerns, as well as recommendations on some additional matters. Following a successful review by NDEP of our reply dated March 20, 2018, the permit will be put out for public review for a period expected to be no longer than 60 days.

The Company has filed its Notification of Commencement to both State of Nevada and Federal MSHA agencies, in order to reoccupy our mine workings. The company has filed with MSHA for Small and Remote Mine Application for Alternative Mine Rescue Capability and is awaiting review of that. In accordance with MSHA guidelines, we are in the process of re-occupying our underground workings.

We have agreed with LSG that upon the successful completion of a toll milling agreement, we will have the basis to form a joint management committee to outline work programs and budgets, as contemplated in our Option agreement dated October 4, 2014, and for us to act as the operator of the property.

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

Plan of Operations

As noted above, our primary objective remains the completion of our Surface Separation Facility permit, to allow processing of material extracted from our targeted underground zones. This entails having a toll milling agreement with an existing milling operation to handle processing of our mineralized material, as well as the tomb-stoning of the tailings from that mineralized material

The following specialists in underground permitting of narrow vein, high sulfide mines are charged with executing the permitting process:

· Rubicon Environmental Consulting is the lead consultant
· Hydrogeologica Inc. consults on water and geology
· Tierra Group International consults on mine planning and engineering

Unique to our permitting is the proposed underground area of work named the Red Hills Stope Zone. It is 150 feet above the 450-foot-deep water table, making the mine essentially a dry mine.

The mine’s 300-foot level workings has pockets of unused volume where our potentially acid-generating waste rock can be stored. This means no waste rock will come to the surface and LSM will avoid, for the short-term, the expense of having to build and maintain a surface storage facility.

We are hopeful that these two mitigating circumstances will make our permitting process more rapid and therefore, the costs of execution and infrastructure improvements will be kept at a minimum.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Permitting costs to date are approximately $240,000 and are anticipated to total $250,000, as follows:

Rubicon	$40,000
Hydrogeologica	$135,000
Tierra	$75,000
State / NDEP	$0
Total	$250,000

In addition to the permitting costs we expect 1-year development costs to come in as follows:

Site and Surface Preparation	$100,000
Equipment and Mining Materials	$500,000
Underground Rehab & Preliminary Mine Development	$110,000
Ore Grade Control	$50,000
Red Hill's Vein Zone Work	$270,000
General Corporate and Administration Fees	$720,000

Exploration

The Company is currently structuring a drill program, targeting expansion of its known gold zones as soon as permitting is achieved.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2018 which are included above in Part I, Item 1.

	Three Months Ended March 31		Change
	2018	2017	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	105,544	250,183	(144,639)	(58%)
Operating Loss	(105,544)	(250,183)	144,639	(58%)
Other Income (Expense)	(13,999)	(10,775)	(3,224)	30%
Net Loss	(119,543)	(260,958)	141,415	(54%)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

We had no operating revenues during the three-months ended March 31, 2018 and 2017. We recorded a net loss of $119,543 for the current quarter and have an accumulated deficit of $2,491,311. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses

Notable year over year differences in expenses for the first quarter are as follows:

	Three Months Ended March 31		Increase/(Decrease)
	2018	2017	Amount	Percentage
Consulting services	$37,119	$204,797	$(167,768)	(82%)
Office, foreign exchange and sundry	$4,284	$904	$3,380	374%
Professional fees	$22,231	$4,714	$17,517	372%
Interest, bank and finance charges	$13,999	$10,775	$3,224	30%

■
Consulting services expense in the 2018 first quarter included approximately $31,000 related to options granted during the first quarter of 2017. In the equivalent 2017 period, consulting expense include approximately $199,000 related to the same options.
■
Office, foreign exchange and sundry expenses were higher in Q1 of 2018 due to approximately $1,000 of license fees and rent incurred after relocating our office from Texas to Nevada, with no 2017 equivalent, and an approximate increase of $2,000 in foreign exchange loss due to fluctuation in the US/Canadian dollar exchange rate.
■
Professional fees were higher in the first quarter of 2018 primarily due to the accrual at March 31, 2018 of accounting and audit services incurred in Q1 2018 for the 2017 year end, with no equivalent accrual at March 31, 2017 for the 2016 year end. Accounting and audit services for the 2016 year end were accrued in Q2 of 2017.
■
Interest, bank and finance charges were higher primarily due to an increase of approximately $3,000 in interest charged in Q1 of 2018 compared to that charged in the equivalent 2017 period on accrued mineral option fees due to LSG.

Balance Sheets at March 31, 2018 and December 31, 2017

Items with notable period-end differences are as follows:

			Change
	March 31 2018	December 31 2017	Amount	Percentage
Accounts payable and accrued liabilities	$19,477	$8,048	$11,429	142%
Due to related parties and accrued interest	$1,118,533	$1,036,569	$81,964	8%
Loans payable and accrued interest	$43,032	$47,055	$(4,023)	(9%)
Additional paid-in capital	$1,543,691	$1,512,872	$30,819	2%

■
Accounts payable increased principally due to accruals at March 31, 2018 of year end accounting and audit services incurred in Q1, 2018.
■
The change in Due to related parties was a result of increased related party loans and accrued interest in the current period of approximately $51,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $31,000.
■
Loans payable decreased due to a repayment of $5,000 in loan principal, partially offset by the accrual of interest totaling approximately $1,000.
■
The increase in Additional paid-in capital resulted from the current period expense of a portion of the value assigned to the 9.5 million stock options issued on February 14, 2017, calculated using the Black-Scholes option pricing model.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

At March 31, 2018, our total assets were $235,369 and our total liabilities were $1,181,042. Our working capital deficiency at March 31, 2018 and December 31, 2017 and the changes between those dates were as follows:

			Increase/(Decrease)
	March 31 2018	December 31 2017	Amount	Percentage
Current Assets	$5,189	$4,543	$646	14%
Current Liabilities	1,181,042	1,091,672	89,370	8%
Working Capital Deficiency	$(1,175,853)	$(1,087,129)	$(88,724)	8%

The increase in our working capital deficiency from December 31, 2017 to March 31, 2018 was primarily due to the increases in Accounts payable of approximately $11,000 and in Due to related parties of approximately $82,000, offset by the decrease of approximately $4,000 in loans payable and accrued interest, each of which are explained above.

Cash Flows

	Three Months Ended March 31		Increase/(Decrease)
	2018	2017	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(18,790)	$(13,633)	$(5,157)	38%
Financing Activities	20,000	20,000	-	-
Net increase in cash	$1,210	$6,367	$(5,157)	(81)%

The net increase in cash was lower in Q1 of 2018 than in Q1 of 2017 due to the approximately $5,000 increase in cash used in operating activities and no change in the first quarter of each year in cash provided by financing activities.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

ITEM 4.	CONTROLS AND PROCEDURES. (Continued)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.  Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the period ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31, 2018.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May 2018.

LODE-STAR GOLD INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	May 14, 2018
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	May 14, 2018
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase