Form 10-Q
period 2018-06-30
Lode-Star Mining Inc.
filed 2018-08-09
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,127,825 as of August 9, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS
(Unaudited)

	JUNE 30	DECEMBER 31
	2018	2017

ASSETS

Current assets
Cash	$914	$818
Prepaid fees	3,022	3,725
Total current assets	3,936	4,543

Mineral Property Interest, unproven	230,180	230,180

Total assets	$234,116	$234,723

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$7,653	$8,048
Due to related parties and accrued interest	1,195,642	1,036,569
Loans payable and accrued interest	38,897	47,055
Total current liabilities	1,242,192	1,091,672

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
49,127,825 common shares at June 30, 2018 and December 31, 2017	1,947	1,947
Additional Paid-In Capital	1,560,897	1,512,872
Accumulated Deficit	(2,570,920)	(2,371,768)
Total stockholders’ deficiency	(1,008,076)	(856,949)

Total liabilities and stockholders’ deficiency	$234,116	$234,723

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	23,301	106,102	60,420	310,899
Corporate support services	463	466	963	941
Exploration and evaluation	-	3,190	-	3,190
Mineral option fees	25,012	25,012	49,988	49,988
Office, foreign exchange and sundry	6,916	2,897	11,200	3,801
Professional fees	7,359	16,812	29,590	21,526
Transfer and filing fees	2,093	3,008	18,527	17,325
Total operating expenses	65,144	157,487	170,688	407,670

Operating Loss	(65,144)	(157,487)	(170,688)	(407,670)

Other Expenses
Interest, bank and finance charges	(14,465)	(11,270)	(28,464)	(22,045)

Net Loss	$(79,609)	$(168,757)	$(199,152)	$(429,715)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	49,127,825	49,127,825	49,127,825	49,127,825

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30
	2018	2017

Operating Activities
Net loss	$(199,152)	$(429,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	558	938
Stock options issued for services	48,025	298,844
Changes in operating assets and liabilities:
Prepaid fees	703	-
Accounts payable and accrued liabilities	26,872	26,072
Due to related parties	49,988	49,988
Accrued interest payable	28,102	21,803
Net cash used in operating activities	(44,904)	(32,070)

Financing Activities
Repayment of loans payable	(10,000)	(10,000)
Proceeds from loans payable – related party	55,000	55,000
Net cash provided by financing activities	45,000	45,000

Net Increase In Cash	96	12,930

Cash, Beginning of Period	818	5,134

Cash, End of Period	$914	$18,064

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$27,266	$41,898

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $2,570,920 as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2017, have been omitted. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results for the entire year ending December 31, 2018.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited

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

Given that permitting for operations on the Property is still to be completed, on January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at June 30, 2018 was $373,901 (December 31, 2017: $323,913), with total interest due in the amount of $21,841 (December 31, 2017: $11,196).

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

During the six months ended June 30, 2018, the Company did not issue any shares of its common stock.

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

Options

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. At the date they were granted, the options had an estimated fair value of $536,750. For the six-month period ended June 30, 2018, $48,025 has been included in Consulting services expense based on fair value estimates determined using the Black-Scholes option pricing model, with an average risk-free rate of 2.00%, a weighted average life of 4.844 years, volatility of 190.49% and dividend yield of 0%. The valuation used average weekly pricing. At June 30, 2018, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.025 per share.

A summary of option activity in the current six-month period and options outstanding at June 30, 2018 is as follows:

	Options
	Issued	Vested	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2017	9,500,000	4,750,000	$0.06	$0.06	4.12	February 14, 2022	-
Issued	-	-	-	-	-	-	-
Expired	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Vested	-	2,375,000	$0.06	$0.06	-	February 14, 2022	-
Balance June 30, 2018	9,500,000	7,125,000	$0.06	$0.06	3.63	February 14, 2022	-

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

4.	CAPITAL STOCK (Continued)

Warrants

During the six months ended June 30, 2018, no warrants to purchase shares of common stock were issued, exercised or expired. At June 30, 2018, warrants issued in 2015 had an intrinsic value of $16,680, based on the exercise price of $0.02 per warrant and a market price of $0.025 per share.

A summary of warrant activity in the current six-month period and warrants outstanding at June 30, 2018 is as follows:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2017	3,336,060	$0.02	$0.02	2.88	November 19, 2020	$40,033
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at June 30, 2018	3,336,060	$0.02	$0.02	2.39	November 19, 2020	$16,680

5.	LOANS PAYABLE

At June 30, 2018, the Company had the following loans payable:

i.
$1,000 (December 31, 2017 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at June 30, 2018 was $3,443 (December 31, 2017: $3,368). During the first six months of 2018, the Company repaid $0 (2017: $0) on this loan.

ii.
$15,000 (December 31, 2017 - $25,000): unsecured; interest at 10% per annum from January 10, 2015.
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
●
Accrued interest payable on the loan at June 30, 2018 was $19,454 (December 31, 2017: $17,687). During the first six months of 2018, the Company repaid $10,000 (2017: $10,000) on this loan.

Total interest accrued on the above loans at June 30, 2018 was $22,897 (December 31, 2017: $21,055).

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At June 30, 2018, the Company had the following amounts due to related parties:

i.
$40,267 (December 31, 2017 - $39,783): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the President of the Company. Accrued interest payable on the loan at June 30, 2018 was $7,722 (December 31, 2017: $6,641). During the current six-month period, the Company made no repayments to or borrowed any additional amounts from the President. The change in value was entirely due to fluctuation in foreign exchange rates.

ii.
$475,000 (December 31, 2017 - $420,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at June 30, 2018 was $56,357 (December 31, 2017: $45,047). During the six months ended June 30, 2018, the Company borrowed $55,000 (2017: $55,000) from LSG.

iii.
$201,196 (December 31, 2017 - $173,930): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at June 30, 2018 was $15,559 (December 31, 2017: $12,334). During the six months ended June 30, 2018, LSG paid expenses directly on behalf of the Company totaling $27,266 (2017: $41,898).

iv.
$3,800 (December 31, 2017 - $3,725): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value was entirely due to fluctuation in foreign exchange rates.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

Total interest accrued on the above related party loans at June 30, 2018 was $79,637 (December 31, 2017: $64,022).

During the period ended June 30, 2018, there was a $558 foreign exchange loss (2017: $938) resulting from related party loan amounts in non-US currency. Stock-based compensation to related parties of $49,286 (2017: $255,403) was also incurred during the period ended June 30, 2018.

During the period ended June 30, 2018, the Company incurred $49,988 (2017: $49,988) in mineral option fees and $10,645 (2017: $5,552) in interest payable to LSG, which were accrued as of that date. The total amount of such fees due at June 30, 2018 was $373,901 (December 31, 2017: $323,913), with total interest due in the amount of $21,841 (December 31, 2017: $11,196).

At June 30, 2018, the total due to related parties of $1,195,642 (December 31, 2017: $1,036,569) was comprised of the following:

■
Loans and accrued interest - $799,900 (December 31, 2017: $701,460)

■
Mineral option fees payable and accrued interest - $395,742 (December 31, 2017: $335,109)

An additional $3,261 (December 31, 2017: $Nil) owing to the Company’s President was outstanding in accounts payable as at June 30, 2018. The President provides a full spectrum of senior management services, functioning also as the Company’s CEO and CFO, at no cost to the Company.

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

Recent Developments

For Q2 2018, all work and processes as described below are continuing. No material, additional developments have occurred since December 31, 2017.

Permitting for operations on the Property has not been completed. We filed our permit application with NDEP on April 5, 2017. NDEP has completed its Administrative Review of the application and is underway with its Technical Review. We received NDEP’s response letter on October 20, 2017 requesting additional information on a small number of engineering and hydrology concerns, as well as recommendations on some additional matters. Correspondence with NDEP is ongoing. Following review by NDEP of our latest tests, the permit should be put out for public review for a period expected to be no longer than 60 days.

The Company has re-occupied its underground workings on the 300 ft level and has access to the ore zone we wish to extract. We are waiting on the NDEP permit to begin mining endeavors.

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

In addition to the permitting costs, we expect 1-year development costs to come in as follows:

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

Results of Operations

The following summary of our results of operations for the three months and six months ended June 30, 2018 and 2017 should be read in conjunction with our financial statements for the period ended June 30, 2018 which are included above in Part I, Item 1.

	Three Months Ended June 30		Change
	2018	2017	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	65,144	157,487	(92,343)	(59%)
Operating Loss	(65,144)	(157,487)	92,343	(59%)
Other Income (Expense)	(14,465)	(11,270)	(3,195)	28%
Net Loss	(79,609)	(168,757)	89,148	(53%)

	Six Months Ended June 30		Change
	2018	2017	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	170,688	407,670	(236,982)	(58%)
Operating Loss	(170,688)	(407,670)	236,982	(58%)
Other Income (Expense)	(28,464)	(22,045)	(6,419)	29%
Net Loss	(199,152)	(429,715)	230,563	(54%)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

We had no operating revenues during the three-month and six month periods ended June 30, 2018 and 2017. We recorded a net loss of $79,609 for the current quarter (2017: $168,757) and $199,152 for the six months ended June 30, 2018 (2017: $429,715) and have an accumulated deficit of $2,570,920. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses

Notable year over year differences in expenses for the second quarter were as follows:
	Three Months Ended June 30		Increase/(Decrease)
	2018	2017	Amount	Percentage
Consulting services	$23,301	$106,102	$(82,801)	(78%)
Exploration and evaluation	$-	$3,190	$(3,190)	(100%)
Office, foreign exchange and sundry	$6,916	$2,897	$4,019	139%
Professional fees	$7,359	$16,812	$(9,453)	(56%)
Interest, bank and finance charges	$14,465	$11,270	$3,195	28%

Consulting services expense in the second quarter of 2018 included approximately $17,000 related to options granted during the first quarter of 2017. In the second quarter of 2017, consulting expense include approximately $100,000 related to the same options, which accounts for the year over year decrease of approximately $83,000 for the second quarter.

Exploration and evaluation expense in the second quarter of 2017 was due to the pilot toll milling test of our mineralized material. There was no equivalent cost in the current year’s second quarter

Office, foreign exchange and sundry expenses were higher in Q2 of 2018 primarily due to increased travel costs necessitated by mine site visits and business development.

Professional fees were lower in the Q2 of 2018 primarily due to differences in timing of the accruals for audit services for the two year ends, (approximately $5,000), plus tax and securities legal work required in Q2 of 2017 with no equivalent need in Q2 of 2018 (approximately $$4,000).

Interest, bank and finance charges were higher primarily due to increases in Q2 of 2018 versus 2017 of approximately $2,000 in interest on accrued mineral option fees due to LSG, plus an increase in interest accrued on loans of approximately $1,000, resulting from increases in the amount of both loans and accrued mineral option fees due.

Balance Sheets at June 30, 2018 and December 31, 2017

Balance Sheet items with notable period-end differences are as follows:

			Change
	June 30, 2018	December 31, 2017	Amount	Percentage
Due to related parties and accrued interest	$1,195,642	$1,036,569	$159,073	15%
Loans payable and accrued interest	$38,897	$47,055	$(8,158)	(17%)
Additional paid-in capital	$1,560,897	$1,512,872	$48,025	3%

Due to related parties increased as a result of increased related party loans and accrued interest in the current period of approximately $98,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $61,000.

Loans payable decreased due to a repayment of $10,000 in loan principal, partially offset by the accrual of interest totaling approximately $2,000.

Additional paid-in capital increased as a result of the current period expense of a portion of the value assigned to the 9.5 million stock options issued on February 14, 2017, calculated using the Black-Scholes option pricing model.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

At June 30, 2018, our total assets were $234,116 and our total liabilities were $1,242,192. Our working capital deficiency at June 30, 2018 and December 31, 2017 and the changes between those dates were as follows:

			Increase/(Decrease)
	June 30, 2018	December 31, 2017	Amount	Percentage
Current Assets	$3,936	$4,543	$(607)	(13%)
Current Liabilities	$1,242,192	$1,091,672	$150,520	14%
Working Capital Deficiency	$(1,238,256)	$(1,087,129)	$(151,127)	14%

The increase in our working capital deficiency from December 31, 2017 to June 30, 2018 was primarily due to the increases in amounts Due to related parties and accrued interest of approximately $159,000, offset by the decrease of approximately $8,000 in Loans payable and accrued interest, each of which are explained above.

Cash Flows

	Six Months Ended June 30		Increase/(Decrease)
	2018	2017	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(44,904)	$(32,070)	$(12,834)	40%
Financing Activities	$45,000	$45,000	-	-
Net increase in cash	$96	$12,930	$(12,834)	(99%)

The Net increase in cash was lower in the first six months of 2018 than in 2017 due to the approximately $12,000 increase in cash used in operating activities and no change in the first six months of each year in cash provided by financing activities.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the three months ended June 30, 2018.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August 2018.

LODE-STAR GOLD INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	August 9, 2018
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	August 9, 2018
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase