Form 10-K
period 2018-12-31
Lode-Star Mining Inc.
filed 2019-03-27
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Commission File Number:  000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018 was $282,287. The stock price used in this calculation was the closing price of the registrant’s stock reported on the OTCQB marketplace on July 25, 2018, the date of trading activity closest to last business day of the registrant’s most recently completed second fiscal quarter. For purposes of calculating this amount only, all executive officers and directors and beneficial owners of 5% or more of the outstanding shares of common stock have been treated as affiliates.

At March 26, 2019 there were 50,605,965 shares of the registrant’s common stock outstanding.

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

Lode-Star Mining Inc. was incorporated in the State of Nevada on December 9, 2004 for the purpose of acquiring and exploring mineral properties.  Our principal executive offices are in Reno, Nevada. We also maintain a business office in Vancouver, British Columbia, Canada.

We have no revenues, have losses since inception, and have been issued a going concern opinion by our auditor. We are relying upon loans and the sale of securities to fund our operations. We have no employees and expect to use outside consultants, advisors, attorneys and accountants as necessary for the next twelve months.

Mineral Property Interest

Further to a Mineral Option Agreement (the “Option Agreement”) dated October 4, 2014, on December 5, 2014, we entered into a subscription agreement (the “Subscription Agreement”) with Lode-Star Gold INC., a private Nevada corporation (“LSG”) in which we agreed to issue 35,000,000 shares of our common stock, valued at $230,180, to LSG in exchange for an initial 20% undivided beneficial interest in and to LSG’s Goldfield property (the “Acquisition”), which made LSG our largest and controlling shareholder.

LSG’s Goldfield Bonanza property is comprised of 31 patented mineral claims owned 100% by LSG, located on approximately 460 acres in the district of Goldfield in the state of Nevada (the “Property”). The Property is clear titled, with a 1% Net Smelter Royalty (“NSR”) existing in the favor of the original property owner. LSG has rehabbed approximately 1/2 mile of drift at the 300ft level and completed 22 surface core drill holes for a total of 10,400ft and 152 underground core drill holes for a total of 23,000ft.

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

We agreed with LSG that upon the successful completion of a toll milling agreement after permitting is achieved, there will be a basis to form a joint management committee to outline work programs and budgets, as contemplated in the Option Agreement and for us to act as the operator of the Property. To the date of this report, no work programs have been approved and LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved in 2019.

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

ITEM 1A.	RISK FACTORS (continued)

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

Since our officers and directors are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to meet the standards required by law to properly carry out such duties, which could increase our operating costs. Further, if any of our officers or directors files a claim against us for indemnification, the associated expenses could also increase our operating costs.

ITEM 1A.	RISK FACTORS (continued)

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

Current global financial and economic conditions remain volatile. Many industries, including the mineral resource industry, are impacted by these market conditions. Some of the key impacts of financial market turmoil include contraction in credit markets resulting in a widening of credit risk; devaluations and high volatility in global equity, commodity, foreign exchange and precious metal markets; and a lack of market liquidity. Such factors may impact our ability to obtain financing on favorable terms or at all. Additionally, global economic conditions may cause a long term decrease in asset values.  If such global volatility and market turmoil were to continue, our operations and financial condition could be adversely impacted.

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

We issued 35,000,000 shares of our common stock to LSG in the acquisition of our mineral property interest and LSG therefore controls approximately 69.2% of the votes eligible to be cast by stockholders in the election of directors and generally. As a result, LSG has the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions.

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

ITEM 1A.	RISK FACTORS (continued)

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

Our Property is located in west-central Nevada (Figure 1), in the Goldfield Mining District at Latitude 37° 42’, and Longitude 117° 14’.  The claims comprising the Property are located in surveyed sections 35 and 36, Township 2 South, Range 42 East, and in sections 1, 2, 11, and 12, Township 3 South, Range 42 East, in Esmeralda County, Nevada.  The Property is accessible by traveling approximately one-half mile northeast of the community of Goldfield, along a county-maintained road that originates at U.S. Highway 95, which runs through “downtown” Goldfield.  The town of Goldfield, which is the Esmeralda county seat (population 300), is approximately 200 air miles south of Reno and 180 air miles north of Las Vegas. Surface access on the Property is excellent and the relief is low, at an elevation of approximately 6,000 feet.  Vegetation is sparse, consisting largely of sagebrush, rabbitbrush, Joshua trees and grasses.

ITEM 2.	PROPERTIES (continued)

Figure 1: Property Location Map

The Property is wholly owned by LSG, the company's largest shareholder and is clear titled. The 31 patented claims cover an area of approximately 460 acres, or 186 hectares.  The claims are owned as private land by LSG, and only annual property taxes must be paid.

ITEM 2.	PROPERTIES (continued)

We have mineral rights to all the claims listed below. We have surface rights on all claims except for a portion of five claims that exist within the town boundary of Goldfield. The claims include any and all contracts, easements, leases and rights-of-way affecting or appurtenant thereto. The fees and maintenance of the claims are currently being paid by the LSG. The annual fee for maintaining all the claims is under $1,500. A map of the claims is shown below in Figure 2.

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

LSG Claim Boundary
35
36
2
1
GOLDFIELD
TOWN LIMIT
N
200 meters
LODE STAR GOLD
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
T2 & 3S, R42E
Claim Map
UTM Nad 1927 zone 11 meters
Map by: JBA WORKS, INC

ITEM 2.	PROPERTIES (continued)

Current Infrastructure and recent developments:

All properties, claims, buildings, equipment, and supplies are owned by our largest shareholder, LSG. We have free access to utilize and manage all the above noted items.

The property is immediately adjacent to the historic gold producing town of Goldfield, NV, which is the county seat for Esmeralda County. Water, electricity and other sundry needs such as restaurants, lodging, minor medical needs, fire station, and police are within 1 mile of the property.

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

The Company has been issued Water Pollution Control Permit NEV2017109 from the Nevada Department of Environmental Protection (NDEP) regarding production at the property, as at November 20, 2018. This Permit authorizes the construction, operation, and closure of approved mining facilities in Esmeralda County, Nevada. The Permit is effective for 5 years until November 20, 2023 and authorizes the processing of 10,000 tons of ore per year from Lode-Star's underground operations. In accordance with MSHA guidelines, we are in the process of re-occupying the Property’s underground workings.

On February 17, 2017, we executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test. We completed the first test in May 2017 and both companies have determined that further testing needs to be completed to determine a definitive cost analysis and other operational details. The sample processed was historic material stockpiled on the property surface and therefore of limited metallurgical value, but indicative of material that will be run through the mill. Milling throughput did identify specific equipment configuration details that need to be considered for future runs. Both parties agree that additional milling circuitry is needed for the most optimum gold yield. We expect to provide material from our targeted underground zone for more comprehensive milling results when we are permitted to do so.

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

The high and low bid quotations of our common stock for the 2018 and 2017 quarters are as follows:

	2018		2017
Quarter Ended	High	Low	High	Low
March 31	$0.038	$0.022	$0.09	$0.04
June 30	$0.035	$0.0249	$0.083	$0.02
September 30	$0.033	$0.025	$0.065	$0.03
December 31	$0.05	$0.022	$0.05	$0.032

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

On December 31, 2018, we had 66 shareholders of record of our common stock.

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

At December 31, 2018 and to date 50,605,965 (2017: 49,127,825) shares of common stock have been issued. No shares of preferred stock have been issued to date.

Stock Options
On November 20, 2018, we granted 500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of our common stock at a price of $0.06 per share, for a term of five years. None of the options have been exercised to date.

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

Warrants
In connection with a 2015 consulting agreement, there are warrants outstanding to November 10, 2020 to purchase 3,336,060 shares of common stock at a price of $0.02 per share, including a cashless exercise option.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2018 and 2017, we had no subscriptions for shares of our common stock.

On December 3, 2018, the Company issued 1,478,140 common shares in exchange for debt totaling $48,778 owed to a related party, comprised of $40,205 in loans and $8,573 in accrued interest.

Other than as disclosed above, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this report. In addition to historical financial information, the following discussion includes a number of forward-looking statements that reflect our plans, estimates and our current views with respect to future events and financial performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report. It is important to note, while we have encountered several high-grade drill anomalies throughout the property, we have no proven and/or probable reserves at the present time.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property - Previous Exploration Work, Mineralization and State of Exploration

The Property is wholly owned by LSG, our largest shareholder, and is clear titled. A 1% net smelter royalty exists in the favor of the original property owner. The property consists of 31 patented claims on approximately 460 acres. LSG, over the past 15 years and continuing, has spent over $7 million on underground rehab of approximately 1/4 mile of drift at the 300ft sub-surface level. LSG also executed 22 surface core drill holes for a total of 10,400ft and 152 underground core drill holes for a total of 23,000ft.

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

Underground work has identified 2 high-grade gold-bearing zones (see the small yellow stars in Fig. 1. and see Fig. 2.) that can support mine development utilizing our current infrastructure. The property is now permitted for production and should be mine ready during 2019. It is our intention to then start mining the property. Much of the property remains under-explored and it is our belief that the district's high-grade, million-ounce ore zones repeat themselves. Further surface and underground exploration work need to be executed. We plan to explore through production and chase our known, high-grade vein zones.

Third Party Assay Data Audit

Mine Development Associates (MDA Reno), a highly regarded third party NI 43-101 service provider, has audited our drill hole database and performed a comparative QA/QC check assay analysis on selected drilling and determined no inconsistencies to exist and assays were repeatable within both the Red Hills and Church Zones.

NI 43-101 Update Status

The Company's most recent NI 43-101 report was completed on July 12, 2014 by Dana Durgan, QP and AIPG Certified Professional Geologist #10364. This report was a revision of an earlier report Dana prepared for ICN Resources for the property on August 1, 2012. Since then, Dana has passed away and the Company has hired Mr. Doug Wood, P. Geo, a Qualified Person in accordance with the Canadian regulatory requirements as set out within the National Instrument 43-101, to revise the July 12, 2014 report. Mr. Wood is completing an updated 43-101 with the assistance of MDA Reno.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The white stars below show the historic zones where roughly 1 million ounces per star were produced during the period 1904-1918 (See Figure 1a. below): Last year of production by Goldfield Consolidated, (Source: Albers and Stewart, 1972). The large yellow stars indicate areas we need to explore to possibly repeat the past high-grade production intercepts. The yellow lines are known geophysical interpreted structures. The small yellow stars are the immediate production zones targeted by us for development.

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

Geologic Structure

The geologic model that made Goldfield successful still exists today. Fig. 1b. shows the Goldfield high-grade gold zones pool which leads to our conclusion that more multi-million-ounce intercepts are possible.

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

# CHURCH AND RED HILLS VEIN ZONE PLAN VIEW

CHURCH VEIN ZONE
Fault
CHURCH SHAFT
Ransome (1909)
Ledge Material
RH STOPE
FEBRUARY PREMIER SHAFT
300 Level
N
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

Fig. 5 - Red Hills Vein Zones Plan View

Red Hills Zone Summary

The drilling of this resource area was performed by LSG from 2000 to 2006 and assaying was performed by ALS Chemex. All activity was performed prior to the company's need to have the drilling be resource NI 43-101 compliant. We assume the zone contains 10,000 ounces of AU (This assumption is non-NI 43-101 compliant). Historic underground mining was executed by chasing veins that yielded pockets of high-grade gold production. It is LSM's intention to follow the same method and chase its known high-grade gold-bearing veins. LSM'S initial mining stage in the Red Hills area will extract mineralized material from the currently exposed Stope Vein Zone, and the Decline Vein Zone on the 300-foot mine level. Mining dimensions in the Stope Zone are expected to be an average of 4 to 10 feet wide, approximately 80 feet upwards and 100 feet along strike. The mining in the Decline will achieve mineralized material extraction while developing access to lower levels. Eventually the gold mineralization below the 300-foot level in both the Stope and Decline Vein Zones will be removed through the development of a downward spiral ramping approach, ultimately accessing mining depths to approximately the 450-foot mine level. Mine Development Associates has audited LSG's drilling data base and concluded analyses of drill-sample pulps compared well with the original database gold analyses at grades relevant to the potential underground mining scenario at Red Hills.

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

During 2011, ICN (a previous operator of the property) drilled 26 core holes for a total of 1,767 meters and 63 RC holes for a total of 8,375 meters. (See ICN press release dated August 2011). The core holes were drilled in the Church Zone. Per ICN's press release, highlights of the better holes included:

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

GOLD MINERALIZATION and ALTERATION

Goldfield is one of the most prominent North American examples of the epithermal subclass classification known as high-sulfidation (or alunite-gold) deposits. This type of deposit is characterized by intense pyritization and low-pH, acid-sulfate hydrothermal alteration of the volcanic host rocks. Gold mineralization occurs in brecciated, quartz-alunite vein-filled faults and fractures. Individual veined zones are typically one to three feet in total width and are characterized by a clustering of several smaller veins up to three inches in width each. Gold deposition has been dated (using isotopes) as occurring 22 to 18 million years ago (Silberman, 1985). Fluid inclusion and oxygen isotope data from several locations within the district indicate an ore deposition temperature ranging from 200 to 2900 degrees C.

Host rocks surrounding the brecciated quartz-alunite-filled faults and fractures typically display a near-symmetrical pattern of three successive hydrothermal alteration zones. The gold-bearing veined zones containing predominantly quartz, alunite and pyrite, invariably are surrounded by strongly developed silicification (silica replacement of host rock). An advanced argillic zone enveloping the silicification is characterized by the presence of alunite, kaolinite, pyrite, quartz and montmorillonite, which further grades into a more regional propylitic alteration zone containing calcite, chlorite, and pyrite. Widespread intense hydrothermal alteration often makes it difficult to trace individual volcanic units.

HIGH-GRADE GOLD OCCURRENCES

The Goldfield mining district has recorded production of more than 4.2 million ounces of gold and 1.5 million ounces of silver. Production in the district generally has been limited to an area about one mile (east-west) by about one and one-half mile (north-south).

High-grade gold ores (>1.0 oz/ton) typically occur as breccia-matrix and open-space vug fillings within a series of banded quartz-alunite veins, surrounded by pervasively silicified zones that often contain lower-grade gold (>0.05 oz/ton). From 1903 to 1925, about fifteen individual high-grade ore bodies averaging 100,000 tons and yielding 100,000 to 500,000 ounces of gold each were mined from the veins in the immediate vicinity of the Apex of the Main Vein at the Combination pit. Typical dimensions of these ore bodies are approximately 200 feet along strike, 300 feet on dip, and up to 20 feet in width. Of the total tonnage, high-grade ores accounted for 51% mined. The average grade of total gold produced during this period was 1.13 ounces per ton; 96% of total gold produced had an average grade greater than 1 ounce per ton, while 39% of total gold produced had an average grade of 2.9 ounces per ton. The cutoff grade in the district was 0.25 ounces of gold per ton. The majority (75% to 80%) of the district's gold production occurred from depths of 600 feet or less. The deepest ores mined at Goldfield were 1,900 feet below the surface and approximately 2,500 feet downdip from the apex of the lode.

Unoxidized ore, formed as cavity fillings in brecciated veins, consists of varying proportions of native gold and gold tellurides including calaverite and goldfieldite, as well as sulfosalt minerals including bismuthinite and famatinite, each of which are associated with high-grade gold.

Geophysics

CSAMT

In 2008, Lode-Star contracted Zonge Geophysics to carry out an orientation CSAMT (controlled source, audio-frequency magneto-telluric) survey. The objective was to determine the effectiveness of this technique in detecting resistivity variations that correlate with known gold-bearing quartz vein zones. Five east-west lines were run across the Church-Red Hills-Newmont Zone area for a total of 1.7 line miles (2.7km) of coverage. The results clearly defined several pronounced resistivity gradients with patterns associated with aforementioned areas of known gold mineralization.

In February 2012, ICN contracted Zonge Geophysics to carry out a similar CSAMT survey which covered nearly all of the Goldfield Bonanza property. It included 32 lines for a total of 10.6 line-miles (17 line-kilometers). The survey data was acquired using 30-meter (100 ft) receiver dipoles in spreads of six down-line electric field dipoles with two magnetic field measurements taken per spread in the broadside mode of operation. The signal source was a Zonge GGT-30 constant current transmitter. Survey control was maintained using a Trimble PRO-XRS GPS receiver.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Figure 8 below displays the results of the property-wide survey. Overlain on the CSAMT is drilling in the Northeast Corridor with drill hole assays presented as calculated grade X thickness (GxT) values. There is a clear association of CSAMT resistivity highs with high gold assays from these drill holes, occurring in highly silicified areas. Also shown on figure 8, the biogeochemical survey anomalies are overlain on the CSAMT results, indicating close correlation with high resistivity values. The biogeochemistry patterns are discussed further in the Biogeochemistry section below.

The main NE Corridor is defined by a major break in the CSAMT data. This break is directly indicative of significant northwest and northeast oriented structures at depth, some of which have been observed in underground exposures and interpreted through drilling. The potential significance of the CSAMT break is demonstrated by the drill holes in and around the Newmont Lode in the southern portion of the grid.

Holes in this area are weakly to strongly gold mineralized, suggesting that further drill testing southwest along this break is warranted.

In addition, the mineralization trending northwesterly in the Sheets-Ish, Silver Pick, Phelan area is shown to hug the sharp Northwest break in the CSAMT response. Thus, the better gold grades seem to follow the margins of the CSAMT highs. The principal conclusion was that the general exploration model was verified – “Main District style” high-grade gold mineralization is, in fact, localized beneath the post-mineral cover below the Lode-Star Gold claim block.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Figure 8 - Geophysics & Biochemistry Anomalies w/ GxT Drill Assays

GxT (Au g/t x m)
-99 to 0
0 to 5
5 to 10
10 to 25
25 to 50
50 to 100
100 to 2689
Resistivity
ohm-m
40
35
33
30
28
26
25
24
23
22
20
19
17
16
14
13
11
10
9
8
7
7
6
5
N
100 meters
Phelan
Red Top Pit
Silver Pick
Sheets-Ish
35
36
Mohawk
R42E T2S
R42E T3S
Jumbo Pit
January
NE Corridor
Combination
2
1
Church Zone
January-White Rock
Florence
Newmont Lode
Red Hills
February Premier
Little Florence
open trend
LODE-STAR MINING, INC.
Esmeralda County, Nevada
T2 & 3S, R42E
Au Biogeochemistry, CSAMT 1700m Elev.
& Drill Hole GxT Au
UTM Nad 1927 zone 11 meters
Map by: JBA WORKS, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Biogeochemistry

Conventional surface sampling of outcrops and soils on the Lode-Star claims is not useful due to poor exposures and contamination by waste dumps and tailings. However, biogeochemical sampling has been shown to be effective in indicating areas of anomalous gold and other gold-related trace metal values below the Seibert gravels.

In August 2011, ICN personnel sampled rabbit brush in an area measuring approximately 4000 feet (1200 m) by 2000 feet (600 m) in the northern and central portions of the property, including in the Silver Pick shaft area and in the NE Corridor target area. The program was designed, and the data interpreted by Shea Clark Smith of Minerals Exploration & Environmental Geochemistry (Smith, 2012). Large areas that are defined by gold concentrations from 2 – 60 ppb are significant and attest to the volume (and possibly grade) of mineralized rock in contact with groundwater in these areas. Smith states that metal uptake in rabbit brush is not overwhelmed by mineralized dust that might have masked the metal concentrations in plant tissues of less well endowed (by gold) areas.

The Figure to the right displays the gold-mineralized areas indicated by the biogeochemical data. The anomalies cluster in areas of historically mined mineralization near the Phelan, Sheets-Ish and Silver Pick shafts. Most importantly multiple clusters occur in the Northeast Corridor area, which includes the Newmont Lode and especially the Church Zone. Of particular note is the cluster of anomalies that exist to the northwest of the NE Corridor, correlating closely with interpreted northwest-trending structures. Thus, the biogeochemical data confirms the conclusions from drilling and underground geologic work as shown on Figure 8 above. Overall the biogeochemical anomalies were found in four areas of the property that have had no drilling, as follows:

1.
the area immediately east of the Church Zone coinciding with a CSAMT anomaly;
2.
several grouped anomalies immediately northwest of the Newmont Lode and the January-Whiterock shaft;
3.
a northwest trending series of anomalies extending 400 meters to the northwest of the Church discovery zone; and,
4.
three separate anomalies located to the west of the Silver Pick shaft and to the east of the Phelan shaft in the northern portion of the claim group. In general, all of the drill holes with anomalous gold values fall within biogeochemical anomalies and all those holes with no significant gold intercepts are outside the biogeochemical anomalies.

Figure 9 Biogeochemical Interpretive Map

Seismic Survey

In 1980 Trafalgar Mines contracted Cooksley Geophysics to conduct a refraction seismic survey over a small area in the Church zone. This survey delineated several shallow silica ledges which were confirmed by drilling to be gold bearing. Westley Mines leased the property during 1985. They contracted Dr. McWilliams, a professor at Stanford, to conduct a more extensive refraction seismic survey. Thirteen east-west lines were run at approximately a 400-foot (122m) spacing covering an area from about 600 feet (183m) south of the Silver Pick shaft to 2000 feet (610m) south of the January-Whiterock shaft. This work delineated silicified zones and ledges which are interpreted to have horizontal thicknesses of up to 200 feet (61 m) and varying lengths. See Fig. 10 below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Figure 10 - Seismic Survey Anomalies

ORIGINAL PROJECTION OF
COLUMBIA MOUNTAIN FAULT
LIMIT OF
SIEBERT COVER
SEARLS' PROJECTION
COLUMBIA MOUNTAIN FAULT
SILVER PICK
GMF-6
GMF-7
GMF-8
WESTLEY
0.46-OPT GOLD
GMF-11
GMF-5
GMF-2
GMF-4
WHITEROCK NO. 4
JANUARY-WHITEROCK
NEWMONT
0.50-OPT GOLD
NEWMONT
LODE
GMF-1
GMF-6
NEWMONT
0.72-OPT GOLD
GMF-10
FLORENCE
LIMIT OF SIEBERT COVER
MILLTOWN
FAULT
ZONE
N
0
400
800
1200 feet
SURFACE PROJECTION
OF HIGH GRADE GOLD INTERCEPTS
LINE OF CROSS SECTION
REFRACTION SEISMIC LINE SHOWING
HIGH-VELOCITY ANOMALY INDICATIVE
OF SILICA VEINS
SURFACE PROJECTION OF GOLD ORE
IN SILICIFIED STRUCTURES
FAULT
OPT
OUNCES PER TON
MINE SHAFT
LIMIT OF SIEVERT COVER
DEEP, ANGLE ROTARY HOLES DRILLED
BY WESTLEY IN 1985
LODE-STAR MINING, INC.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
T2 & 3S, R42E
Geochem Mines Geophysics
& Westley Drilling
Local Mine Grid Feet
Map by: JBA WORKS, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mine Development - Drilling the Northeast Corridor

The Company's immediate drill program is to define its existing and mineable Gold mineralization within the northeast corridor. See Fig. 11. Specifically, the Church, Red Hills and Newmont Zones. Referred to as the CRN Area. Current drill budgeting is US$800,000 plus $200,000 in analytical fees. Combined total cost: US$1,000,000.

Fig. 11 Immediate Drill Program Area

Red Hills, Decline Zone:
The Company is planning for 6,000 combined feet of deep core drilling for the Red Hills and Decline Zone.
Anticipated Cost $400,000. See Table 11a.

Church Zone:
The Company is planning for 6,400 combined feet of drilling for the Church Zone.
Anticipated Cost $400,000 See Table 11b.

Newmont Zone:
Future planning for an initial 22,200 combined feet of surface drilling in the Newmont Zone.
Anticipated Cost (Surface) $1,000,000 See Table 11c.
Anticipated Cost (Underground) $1,000,000 See Table 11c.

Table 11a. - Red Hills & Decline Zone Drilling Budget

Red Hills Surface	Hole Depth	$/ft	Cost/Hole	# of Holes	Cost	TTl ft Drilled
Core Drilling	1000 avg.	60.00	$ 60,000	6	$ 360,000	6,000
Contingency					$ 40,000
Total Budget				6	$ 400,000	6,000
Sample Prep., Assays, CSAMT interpretation and third-party verification of the drilling results is expected to add a cost of approximately $100,000.

Table 11b. - Church Zone Drilling Budget

Church Zone Surface	Hole Depth	$/ft	Cost/Hole	# of Holes	Price	TTl ft Drilled
Core Drilling	300	50.00	$ 15,000	8	$ 120,000	2,400
Core Drilling	1000	60.00	$ 60,000	4	$ 240,000	4,000
Contingency					$ 40,000
Total Budget				12	$ 400,000	6,400
Sample Prep., Assays, CSAMT interpretation and third-party verification of the drilling results is expected to add a cost of approximately $100,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Table 11c. - Newmont Zone Drilling Budget (Future)

Newmont Zone Surface	Hole Depth	$/ft	Cost/Hole	# of Holes	Price	TTl ft Drilled
RC Drilling	1000	38.00	$ 38,000	10	$ 380,000	10,000
RC Drilling	500	38.00	$ 19,500	10	$ 190,000	5,000
Core Drilling	1000	60.00	$ 60,000	4	$ 240,000	4,000
Core Drilling	400	50.00	$ 20,000	8	$ 160,000	3,200
Contingency					$ 30,000
Surface Budget				32	$ 1,000,000	22,200
Sample Prep., Assays, CSAMT interpretation and third-party verification of the drilling results is expected to add a cost of approximately $200,000.

Underground Budget	Newmont Underground - Yet to be Determined	$1,000,000

Total for immediate planned step-out drilling – Red Hills/Decline Zone and Church Zone
Combined 11a & 11b	Drilling	$800,000
	Analytical Fees	$200,000
Total		$1,000,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Future Exploration Targets

Target Area 1.

North-south oriented CSAMT gradient that indicates extension of the known high-grade gold in the Red Hills Vein Zone.

Target Area 2.

Several Refractive Seismic responses along a north-northwest oriented alignment, suggesting the existence of one (or more) siliceous zones, likely below the 1,700 meter search horizon.

The pronounced south-pointing protruding gradient at the south end of this linear, which is similar to the northeast pointing gradient in the Red Hills. This is indicative of the existence of a siliceous zone.

Target Area 3.

A major northwest oriented CSAMT gradient trending similar to numerous historic ore zones in the main district (note the repeated spacing of the prominent NW historic ore zones).

Intersection of this northwest oriented gradient with the southern projection of the NE Corridor, that correlates with the existence of biogeochemical anomalies.

Target Area 4.

A north-northeast oriented CSAMT gradient adjacent to the NE Corridor with coincident Refractive Seismic responses and biogeochemical anomalies.

A sharp embayment and protruding CSAMT gradient with coincident RS responses and biogeochemical anomaly.

Target Area 5.

Several Refractive Seismic responses along a north-northwest oriented alignment, suggesting the existence of one (or more) siliceous zones, likely below the 1,700 meter search horizon.

The intersection of RS responses with CSAMT gradient.

Target Area 6.

A major northwest oriented CSAMT gradient trending similar to numerous historic ore zones in the main district coincident with biogeochemical anomalies.
Figure 12 - Seismic Survey

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Permitting and Production

On November 20, 2018 the Company was issued Water Pollution Control Permit NEV2017109 from the Nevada Department of Environmental Protection (NDEP) regarding production at the property. This Permit authorizes the construction, operation, and closure of approved mining facilities in Esmeralda County, Nevada. The Permit is effective for 5 years until November 20, 2023 and authorizes the processing of 10,000 tons of ore per year from Lode-Star's underground operations. 100% of the permitting cost has been borne by our largest shareholder, Lode-Star Gold INC.

Unique to the Company's production permit, the Nevada Department of Environmental Protection has endorsed the Company's intensions to temporarily store waste rock underground. Once stockpiled, waste rock is brought to the surface to backfill and remediate our historic abandoned mine shafts. This will save the Company the significant time and expense of having to permit and build a surface waste containment facility.

Presently, the Company is under application review by ATF to receive its blasting permit. Further, fulfillment of blasting related materials is underway to meet a Q2 mine operational deadline.

Metallurgy Reports

To date the Company has had three metallurgy reports prepared. In order they are: Kappes Cassady & Associates located in Reno, NV dated July 10,2006, Newmont Mining located in Carlin, NV dated May 27, 2010, and McClelland Laboratories, Inc. located in Reno, NV dated January 26, 2016. Indications are that the Company can expect at a minimum, an 85% AU recovery from floatation milling. Better recovery is achieved by Agitated Leach processing, which show results closer to +90%. The best recovery results, +95%, due to the high sulphide content of the ore, is achieved through roasting. An additional lab report has been generated by Kappes Cassady & Associates to determine ore compatibility for processing at Scorpio Gold's milling circuit.

Milling

The Company is seeking toll milling candidates.

Mine Design and Utilization of Equipment

The mine will be designed through the interpretation of detailed drilling data in cross sections and the use of conventional software. Currently there are two areas, the Red Hills and the Church, containing high-grade gold mineralization identified that are to be incorporated into the mine plan. Currently the mine is equipped with a 1-yard scoop-tram loader. Mining activity will be conducted with the utilization of this loader, pneumatic equipment and by an existing conveyor system providing for the transfer of ore to the surface.

Production Mining Method

We intend to maximize profitability through a disciplined approach involving the separation of high-grade gold ore from waste rock during the mining stage, thus avoiding the additional cost of pre-shipment concentration. In order to maintain the highest grade of ore production the blast holes will be sampled during drilling, then assayed to determine ore boundaries prior to blasting. The current plan is to ship ore directly from the mine to an offsite mill employing a toll-milling arrangement. A summary of the mining methodology is as follows:

● Timbered raises
● Cut & Fill/Resuing Narrow Vein Stoping (described below)
● Mechanized internal decline
Figure M1. - A typical blast pattern to extract the ore from waste using two detonations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Timbered Raise Summary

The design accommodates the ease of installation of the timber using pre-cut timbers. Caps, and Gerts are jointed on each end so that each fits on another, with a place for each corner post. The timbers are designed to be carried by a pneumatic tugger hoist and set by a crew of two men. A man-way is provided with landings every 4 sets vertically. A utility compartment is provided with accommodation for air and water lines as well as ventilation tubing. The raise timbering is designed to accommodate chute lagging on each end of the raise, with a timber slide along the footwall. Each set is to be blocked to the sides and ends of the raise using similar size timber and wedges. The timbering in this design is intended for temporary vertical access for mining operations and is not intended for permanent long-term ground support. (Fig. M2 below).

Cut & Fill/Resuing Stope Summary

Access is provided by first constructing an internal ramp system, or by timbered raise. RESUING (Shrink Stoping): A method that reduces dilution when the vein is narrower than the heading. Historically a drift round was taken in two passes. First pass was to extract the gold vein, and the second pass was to extract the waste. CUT & FILL: Access is provided by first taking a sill cut, then taking down the back in successive slices. After mucking, the stope is backfilled, but enough space is left to mine the next slice.

Fig. M2 - A typical timber raise and a spiral ramp. The arrow indicates where the raise will be constructed.

Site and Equipment Preparation

80% of our underground workings are being rehabbed. We anticipate being mine-ready by Q2 of 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Plan of Operations

We estimate that the capital required to achieve project development (Red Hills Vein Zone) through to the end of Q1 2020 is approximately $3.8M, as detailed below.

Item	Description	Cost
1.	Equipment & Materials	$500,000
2.	Remaining Underground Rehab	$15,000
3.	Secondary Escape	$750,000
4.	Ore Grade Control	$50,000
5.	Red Hills Vein Zone Mining	$800,000
6.	Mine Development Drilling (required to fully assess our resource)	$1,000,000
7.	Corporate & General Admin.	$720,835
	Total	$3,835,835

All the above amounts are estimates and may not exactly match the actual future costs.

1. Equipment & Mining Materials

Description	Cost	Quantity	Total
a. Blasting Materials and Storage	$30,000	N/A	$30,000
b. Pneumatic Jackleg new	$4,000	4	$16,000
c. Pneumatic Slusher/w bucket used	$20,000	2	$40,000
d. Pneumatic Tugger used	$5,000 maint.	1	$5,000
e. Stopers/Buzzies	$2,000	2	$4,000
f. 1-yard used Scoop	$210,000	1	$210,000
g. Compressor	$30,000	1	$30,000
h. Hoist Rehab and Retrofitting	$100,000	1	$100,000
i. Ancillary	$55,000	1	$55,000
Contingency			$10,000
Total Equipment Items and Cost			$500,000

2. Remaining Underground Rehab & Preliminary Mine Development

Location	Description	Costs	Comments
300 Ft Level	Labor	$15,000	Mainly Labor

3. Secondary Escape

Location	Description	Costs	Comments
300 Ft Level	Labor + Equipment	$750,000	MSHA Mandated

4. Ore Grade Control

Location	Description	Costs	Comments
Off Site	Lab Analyses	$50,000	Assays

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

5. Phase 1. Red Hills Vein Zone Metallurgical Sample Extraction

Description	Costs	Comments
Labor Related	$400,000	5-man crew @ 10 hours per day, estimated 15 months to complete
Ore Grade Control	$50,000	Sampling time and logistics
Timber	$15,000	Timber Prep, crib, man-way & service raise timbers
Equipment Maintenance	$30,000	0.5 man-hours. $2,000=Tire wear, service & diesel consumption
Ground Support	$13,000	4' Split Set w/plate& monster mat. Estimated 1,000 bolts
Explosives	$75,000	Ongoing Blasting Materials
Fuel	$105,000	15 months @ $7,000/month
Backfill Material	$47,000	Limestone
Consumables	$5,000	Small hand tools (Fin hoes, drill steel, bits, drivers, axes, nails, etc.)
Utilities	$5,000	24" vent bag, 2" water & 2" air pipe
Contingency	$55,000
Total	$800,000

6. Mine Development - Drilling the Northeast Corridor

Description	Cost	Comments
Red Hills / Decline	$400,000	Budgeted
Church Zone	$400,000	Budgeted
Analytical Fees	$200,000	Budgeted
Total	$1,000,000

6.a. Future Mine development (Not included in $3.8M total above)

Description	Cost	Comments
Newmont Surface	$1,000,000	Planned for the future. Not accounted for.
Newmont Underground	$1,000;000	Planned for the future. Not accounted for.
Total	$2,000,000

7. General Corporate and Administration Fees (Public Company Admin Costs)

Description	Cost	Comments
Personnel	$304,168	Budgeted
Regulatory	$166,667	Budgeted
General	$250,000	Budgeted
Total	$720,835

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Funding

All of our ongoing operations, since the inception of our Mineral Option Agreement on October 4, 2014, have been funded by monies advanced to us by Lode-Star Gold INC. (LSG) our largest shareholder. We do not currently have enough funds to carry out our entire plan of operations, so we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. Now that we have received our production permit, financing instruments can include a gold streaming or royalty financing alternative. Currently we are active in contacting broker/dealers regarding possible financing arrangements. However, we do not currently have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings.

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

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues to date, and we cannot currently estimate the timing of any possible future revenues. Our only source for cash currently is loans or investments by others in our common stock.

Intellectual Property

We do not own any intellectual property and we have not filed for any protection of our trademark.

Personnel

We have no employees. Our president and CEO, our COO and our Corporate Secretary received no compensation in the years ended December 31, 2018 and 2017 for their services, other than stock options issued in 2017, as detailed in Item 11. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary. See Item 10 for information regarding our officers and directors.

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

LSG is currently operating under a Notice of Intent filed with the NDEP and dated January 2011. This is an open-ended permit that does not require bonding for reclamation and allows for a total of five acres of disturbance. We do not have any additional pending Notices of Intent.

To the best of our knowledge, there are no existing environmental liabilities on the Property. A detailed environmental investigation has not been conducted.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2018 which are included with this Report. See the “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report. We recorded a net loss of $332,606 for the year ended December 31, 2018, have an accumulated deficit of $2,704,374 and have had no operating revenues. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Revenues

	Years Ended December 31		Increase/(Decrease)
	2018	2017	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	273,431	646,008	(372,577)	(58%)
Operating Loss	(273,431)	(646,008)	372,577	(58%)
Other Expense	(59,175)	(45,620)	(13,555)	30%
Net Loss	$(332,606)	$(691,628)	$359,022	(52%)

Expenses

Our expenses for the years ended December 31, 2018 and 2017 are shown below:

	Years Ended December 31		Increase/(Decrease)
	2018	2017	Amount	Percentage
Consulting services	$82,375	$466,715	$(384,340)	(82%)
Corporate support services	1,904	1,913	(9)	-
Exploration and evaluation	-	3,190	(3,190)	(100%)
Interest, bank and finance charges	59,175	45,620	13,555	30%
Mineral option fees	100,000	100,000	-	-
Office, foreign exchange and sundry	16,947	7,593	9,354	123%
Professional fees	49,348	44,876	4,472	10%
Transfer and filing fees	22,857	21,721	1,136	5%
Total Operating and Other Expenses	$332,606	$691,628	$(359,022)	(52%)

Consulting services

In 2017 we granted stock options to key corporate officers and outside consultants. The related Consulting services expense based on a Black-Scholes calculation for the year ended December 31, 2018 was $57,912, compared to $442,808 in 2017, which accounts for the majority of the year over year change in Consulting services expense.

Exploration and evaluation

In 2017 we incurred a $3,190 expense related to a pilot toll milling test, with no equivalent expense in 2018.

Interest, bank and finance charges

The increase in interest expense in 2018 was mainly due to a net increase of approximately $83,000 in interest-bearing loans during the year. One interest-bearing loan of approximately $40,000 was converted to shares almost at the end of 2018, meaning that the increase over 2017 was, effectively, closer to $123,000 in terms of its impact on 2018 interest expense. Also, interest-bearing amounts due to LSG for mineral option fees and accrued interest increased approximately $121,000 in 2018, further impacting interest expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Office, foreign exchange and sundry

Office, foreign exchange and sundry expenses were higher in 2018 than in 2017 mainly due to a combination of higher expenditures for civic contributions (Goldfield Chamber of Commerce - $1,000), travel, meals and entertainment (approximately $4,000), Nevada state business license (approximately $1,000), rent for a new Nevada office location (approximately $1,000) and foreign exchange (approximately $1,000).

Professional fees

The increase in Professional fees in 2018 resulted primarily from approximately $10,000 higher accounting expense due to the timing of invoicing by service providers, which was partly offset by:
i.
there being no 2018 equivalent to the 2017 consulting fees of approximately $4,000 for services related to technical analysis and documentation of our mineral property; and
ii.
approximately $1,000 lower legal fees in 2018 due to a minor reduction in the requirement for legal services.

Assets and Liabilities

Balance Sheet items with notable year over year differences are as follows:

	December 31		Change
	2018	2017	Amount	Percentage
Cash	$6,508	$818	$5,690	696%
Prepaid fees	$1,979	$3,725	$(1,747)	(47%)
Accounts payable and accrued liabilities	$5,254	$8,048	$(2,794)	(35%)
Due to related parties and accrued interest	$1,286,011	$1,036,569	$249,442	24%
Loans payable and accrued interest	$30,267	$47,055	$(16,788)	(36%)
Capital Stock	3,425	1,947	1,478	76%
Additional Paid-In Capital	1,618,084	1,512,872	105,212	7%

Cash increased due to the amount of cash provided by loans being approximately $6,000 more than the amount of cash used in operating activities.

Prepaid fees decreased due to legal services expensed in 2018 reducing a $3,725 retainer paid in 2017.

Accounts payable and accrued liabilities decreased mainly due to the amount of management travel expenses payable at the end of 2018 being lower than at the end of 2017.

Due to related parties and accrued interest increased due to the following:
°
the accrual of mineral option fees and related interest due to LSG totaling approximately $121,000;
°
net cash loan advances from related parties of $105,000;
°
accrued loan interest due to related parties of approximately $34,000; and
°
expenses paid by a related party on our behalf of approximately $37,000
°
partially offset by conversion to shares of a related party loan and accrued interest totaling approximately $48,000

Loans payable and accrued interest decreased due to repayment of loan principal totaling $20,000, partially offset by accrued interest of approximately $3,000.

Capital Stock and Additional Paid-In Capital increased approximately $1,000 and $47,000 respectively as a result of the conversion to shares of a related party loan and accrued interest totaling approximately $48,000. Additional Paid-In capital also increased approximately $58,000 as a result of the current year expense of a portion of the value assigned to the 9.5 million stock options issued on February 14, 2017 and 0.5 million stock options issued November 20, 2018, calculated using the Black-Scholes option pricing model. The expense was charged to Consulting services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Our financial condition at December 31, 2018 and 2017 and the changes between those dates are summarized below:

Working Capital

	December 31		Increase/(Decrease)
	2018	2017	Amount	Percentage
Current Assets	$8,487	$4.543	$3,944	87%
Current Liabilities	1,321,532	1,091,672	229,860	21%
Working Capital (Deficiency)	$(1,313,045)	$(1,087,129)	$(225,916)	21%

Our working capital decreased, as expected, from December 31, 2017 to December 31, 2018, primarily due to ongoing funding from LSG, increasing our current liabilities. In current assets, the increase in cash of approximately $6,000 was partially offset by the decrease in prepaid fees of approximately $2,000. In current liabilities, the reductions in accounts payable and accrued liabilities of approximately $3,000 and in non-related party loans and accrued interest of approximately $17,000 were more than offset by the increase in amounts due to related parties, comprised of accrued mineral option fees, related party loans, accrued interest, and expenses paid on our behalf by LSG, totaling approximately $249,000. The changes in assets and liabilities noted here are explained in the Assets and Liabilities section above.

Cash Flows

	Year Ended December 31		Increase/(Decrease)
	2018	2017	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(79,309)	$(59,316)	$19,993	(34%)
Financing Activities	85,000	55,000	30,000	55%
Net increase (decrease) in cash	$5,691	$(4,316)	$10,007	232%

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

Commitments

We do not have any commitments as of December 31, 2018 which are required to be disclosed in tabular form.

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

LODE-STAR MINING INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Lode-Star Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lode-Star Mining Inc. (the "Company") as at December 31, 2018 and 2017, the related statements of operations, cash flows, and changes in stockholders’ deficiency, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over ﬁnancial reporting. As part of our audits, we are required to obtain an understanding of internal control over ﬁnancial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over ﬁnancial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

We served as the Company's auditor from 2004 to 2014, and commencing again in 2017.

Vancouver, Canada	“Morgan & Company LLP”

March 26, 2019	Chartered Professional Accountants

LODE-STAR MINING INC.

BALANCE SHEETS

	DECEMBER 31
	2018	2017

ASSETS

Current assets
Cash	$6,508	$818
Prepaid fees	1,979	3,725
Total current assets	8,487	4,543

Mineral Property Interest, unproven	230,180	230,180

Total assets	$238,667	$234,723

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$5,254	$8,048
Due to related parties and accrued interest	1,286,011	1,036,569
Loans payable and accrued interest	30,267	47,055
Total current liabilities	1,321,532	1,091,672

STOCKHOLDERS’ DEFICIENCY

Capital Stock:
Authorized:
480,000,000 voting common shares and 20,000,000 preferred shares
Issued:	3,425	1,947
50,605,965 common shares and no preferred shares at December 31, 2018 49,127,285 common shares and no preferred shares at December 31, 2017
Additional Paid-In Capital	1,618,084	1,512,872
Accumulated Deficit	(2,704,374)	(2,371,768)
Total stockholders’ deficiency	(1,082,865)	(856,949)

Total liabilities and stockholders’ deficiency	$238,667	$234,723

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31
	2018	2017

Revenue	$-	$-

Operating Expenses
Consulting services	82,375	466,715
Corporate support services	1,904	1,913
Exploration and evaluation	-	3,190
Mineral option fees	100,000	100,000
Office, foreign exchange and sundry	16,947	7,593
Professional fees	49,348	44,876
Transfer and filing fees	22,857	21,721
Total operating expenses	273,431	646,008

Operating Loss	(273,431)	(646,008)

Other Expenses
Interest, bank and finance charges	(59,175)	(45,620)

Net Loss For The Year	$(332,606)	$(691,628)

Basic And Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	49,241,217	49,127,825

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2018	2017

Operating Activities
Net loss for the year	$(332,606)	$(691,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	362	7
Stock options issued for services	57,912	442,808
Changes in operating assets and liabilities:
Prepaid fees	1,746	(3,725)
Accounts payable and accrued liabilities	34,679	48,274
Due to related parties	100,000	100,000
Accrued interest payable	58,597	44,948
Net cash used in operating activities	(79,310)	(59,316)

Financing Activities
Repayment of loans payable	(20,000)	(20,000)
Proceeds from loans payable – related party	105,000	75,000
Net cash provided by financing activities	85,000	55,000

Net Increase (Decrease) In Cash	5,690	(4,316)

Cash, Beginning Of Year	818	5,134

Cash, End Of Year	$6,508	$818

Supplemental Disclosure Of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$37,473	$59,242

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, December 31, 2016	49,127,825	$1,947	$1,070,064	$(1,680,140)	$(608,129)

Stock options issued for services	-	-	442,808	-	442,808

Net loss for the year	-	-	-	(691,628)	(691,628)

Balance, December 31, 2017	49,127,825	1,947	1,512,872	(2,371,768)	(856,949)

Stock options issued for services	-	-	57,912	-	57,912

Shares issued in exchange for debt	1,478,140	1,478	47,300	-	48,778

Net loss for the year	-	-	-	(332,606)	(332,606)

Balance, December 31, 2018	50,605,965	$3,425	$1,618,084	$(2,704,374)	$(1,082,865)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Lode-Star Mining Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are located in Reno, Nevada. The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company acquired a mineral property interest from Lode-Star Gold INC., a private Nevada corporation (“LSG”) on December 11, 2014 in consideration for the issuance of 35,000,000 common shares of the Company. As a result of this transaction, control of the Company was acquired by LSG.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $2,704,374 as of December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Cash consists of cash on deposit with high quality, major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2018 and 2017, the Company had no cash equivalents.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company reports basic earnings or loss per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly, using the treasury stock method, whereby the common stock number is increased to include potential additional common shares from the exercise of in-the-money options and warrants. As the Company generated net losses in the periods presented, the impact of including potential shares from outstanding warrants would be anti-dilutive and is therefore not part of the net loss per share calculation. The actual impact, if included, was not significant enough in any case to change the basic net loss per share amount shown.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

3.	MINERAL PROPERTY INTEREST (Continued)

On January 11, 2017, LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at December 31, 2018 was $423,913 (2017: $323,913), with total interest due in the amount of $32,220 (2017: $11,196).

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

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. Prior to an amendment on November 24, 2014, capitalization was 100,000,000 shares of common stock with a par value of $0.00001 The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. No preferred shares have been issued to December 31, 2018 or to the date of issue of these financial statements.

Shares

On December 3, 2018, the Company issued 1,478,140 common shares in exchange for debt totaling $48,778 owed to a related party, comprised of $40,205 in loans and $8,573 in accrued interest.

During the year ended December 31, 2017, the Company did not issue any shares of its common stock.

Options

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. The options had an estimated grant date fair value of $10,408. For the year ended December 31, 2018, $1,340 (2017 - $Nil) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.51%, a weighted average life of 4.89 years, volatility of 190.47%, and dividend yield of 0%. The valuation used average weekly pricing. At December 31, 2018, the options had an intrinsic value of $0 ($2017 - $0) based on the exercise price of $0.06 per option and a market price of $0.022 per share.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $536,750. For the year ended December 31, 2018, $56,572 (2017 - $442,808) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 1.98%, a weighted average life of 4.837 years, volatility of 189.07%, and dividend yield of 0%. The valuation used average weekly pricing.  At December 31, 2018, the options had an intrinsic value of $0 ($2017 - $0) based on the exercise price of $0.06 per option and a market price of $0.022 per share.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

4.	CAPITAL STOCK (Continued)

A summary of option activity in the current year and options outstanding at December 31, 2018 is as follows:

	Options		Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
	Issued	Vested
Balance December 31, 2017	9,500,000	4,750,000	$0.06	$0.06	4.12	February 14, 2022	-
Issued	500,000	-	$0.06	$0.06	4.89	November 20, 2023	-
Expired	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Balance December 31, 2018	10,000,000	9,500,000	$0.06	$0.06	3.21		-

Warrants

During the years ended December 31, 2018 and 2017, no warrants to purchase shares of common stock were issued and no warrants were exercised. At December 31, 2018, warrants issued in 2015 had an intrinsic value of $6,672 (2017 - $40,033) based on the exercise price of $0.02 per warrant and a market price of $0.022 per share.

A summary of warrant activity in the current year and warrants outstanding at December 31, 2018 is as follows:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2017	3,336,060	$0.02	$0.02	2.88	November 19, 2020	$40,033
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at December 31, 2018	3,336,060	$0.02	$0.02	1.88	November 19, 2020	$6,672

5.	LOANS PAYABLE

At December 31, 2018, the Company had the following loans payable:

i.
$1,000 (2017: $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at December 31, 2018 was $3,518 (2017: $3,368). During 2018, the Company repaid $0 (2017: $0) of this loan.
ii.
$5,000 (2017: $25,000): unsecured; interest at 10% per annum from January 10, 2015.
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
●
There are no changes to the terms as a result of the loan being in default.
●
Accrued interest payable on the loan at December 31, 2018 was $20,749 (2017: $17,687). During 2018, the Company repaid $20,000 (2017: $20,000) of this loan.

At December 31, 2018, total interest accrued on the above loans was $24,267 (2017: $21,055).

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At December 31, 2018, the Company had the following amounts due to related parties:

i.
$0 (2017: $39,783): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the President of the Company. Accrued interest payable on the loan at December 31, 2018 was $0 (2017: $6,641). On December 3, 2018, the full amount of the loan ($40,205) and accrued interest ($8,573) was exchanged for 1,478,140 shares of the Company’s common stock. During 2017, the Company made no repayments to or borrowed any additional amounts from the President.
ii.
$525,000 (2017: $420,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at December 31, 2018 was $69,034 (2017: $45,047). During 2018, the Company borrowed $105,000 (2017: $75,000) from LSG.
iii.
$211,403 (2017: $173,930): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at December 31, 2018 was $20,776 (2017: $12,334). During 2018, LSG paid expenses directly on behalf of the Company totaling $37,473 (2017: $59,242).
iv.
$3,665 (2017: $3,725): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the year was due to fluctuation in the US to Canadian dollar exchange rate.

At December 31, 2018, total interest accrued on the above related party loans was $89,810 (2017: $64,022).

During the year ended December 31, 2018, there was a $362 foreign exchange loss (2017: $7) due to related party loan amounts in non-US currency. Stock-based compensation to related parties of $58,246 (2017: $371,902) was also recognized during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company incurred $100,000 (2017: $100,000) in mineral option fees payable to LSG, which have been accrued as of that date. The total amount of such fees due at December 31, 2018 was $423,913 (2017: $323,913), with total interest due in the amount of $32,220 (2017: $11,196).

At December 31, 2018, the total due to related parties of $1,286,011 (2017: $1,036,569) is comprised of the following:
■
Loans and accrued interest - $829,878 (2017: $701,460)

■
Mineral option fees payable and accrued interest - $456,133 (2017: $335,109)

At December 31, 2018, $966 (2017: $Nil) owing to the Company’s President was outstanding in accounts payable. During the years ended December 31, 2018 and 2017, the President provided a full spectrum of senior management services, functioning also as the Company’s CEO and CFO, without compensation.

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 3 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

8.	INCOME TAXES

In December 2014, the Company underwent a change in control which subjected it to limitations under Internal Revenue Code Section 382. That section restricts post-change annual net operating loss utilization, based on applying an IRS- prescribed rate to the purchase price of the stock acquired in the change in control. The Company accordingly revised its estimates of net operating loss carry forwards, resulting in a reduction in the estimate of losses available for utilization in the amount of approximately $872,000.

A reconciliation of income tax benefit to the amount computed at the estimated rate of 34% (2017 – 34%) is as follows:

	2018	2017
Expected income tax recovery	$113,100	$235,200
Adjustment for non-deductible amounts	(22,600)	(152,200)
Increase in valuation allowance	(90,500)	(83,000)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2018	2017
Deferred income tax assets
Net operating losses carried forward	$413,900	$323,400
Valuation allowance	(413,900)	(323,400)
	$-	$-

The Company has approximately $1,217,000 (2017: $951,000) in net operating losses carried forward which will expire by 2038 if not utilized. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

The Company’s net operating losses carried forward for United States income tax purposes will expire if not utilized, as follows:

2032	$116,010
2033	6,445
2034	6,445
2035	315,203
2036	263,003
2037	244,111
2038	266,265
$1,217,482

Realization of the above losses carried forward is dependent on the Company filing the applicable tax returns with the tax authorities and generating sufficient taxable income prior to expiration of the losses carried forward. Continuing use of the acquired historic business or a significant portion of the acquired assets for two years after a change of control transaction is required, otherwise the annual net operating loss limitation on pre-change losses is zero. The two year continuing use requirement has been met.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements regarding accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2018 and 2017, included in this report, have been audited by Morgan & Company LLP, 609 Granville Street, Vancouver, BC, Canada.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. As a result of the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2018, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2018, our internal control over financial reporting was not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented. As a result of the size of the current organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this report, the names, ages and positions of our executive officers and directors were as follows:

Name	Age	Position
Mark Walmesley	61	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Thomas Temkin	65	Chief Operating Officer, Director
Pam Walters	69	Secretary

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

Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors on January 19, 2015. Mr. Temkin is a Certified Professional Geologist, a Certified Instructor, Federal Mine Safety and Health Administration (MSHA) and a Qualified Person under National Instrument (NI) 43101, with more than 38 years of experience in the mining industry, primarily in exploration in the Western United States. As senior project manager for several major mining companies, Mr. Temkin has been associated with several advanced gold exploration projects, some of which developed into significant mines. After receiving his Bachelor of Science degree in Economic Geology in 1976 from the Mackay School of Mines, Mr. Temkin began his career as an exploration Geologist. He is currently a consulting geologist working with Lode-Star Gold, Inc. Mr. Temkin has been associated with LSG and the project for over 17 years and has been instrumental through its entire exploration program to date.

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

Management Agreements

We do not yet have a formal management or consulting agreement in place with Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director. Regardless, we expect Mr. Walmesley to allocate the majority of his working time to our business. We also do not yet have a formal management or consulting agreement in place with Thomas Temkin, our Chief Operating Officer and director. Until a formal work program for the Property is in place, Mr. Temkin is being compensated by Lode-Star Gold INC.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial, Treasurer and director, Thomas Temkin, our Chief Operating Officer and director, and Pam Walters, our Secretary, for all services rendered in all capacities to us during our fiscal years ended December 31, 2018 and 2017. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Years Ended December 31	Salary ($)	Option Awards ($)	Total ($)
Mark Walmesley, CEO (1)	2018	-	39,357	39,357
	2017	-	251,283	251,283
Thomas Temkin, Director and COO (2)	2018	-	12,594	12,594
	2017	-	80,410	80,410
Pam Walters, Secretary (3)	2018	-	6,295	6,295
	2017	-	40,209	40,209

ITEM 11.	EXECUTIVE COMPENSATION (continued)

(1)
Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014.  Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

On February 14, 2017 Mr. Walmesley was granted 5,000,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $290,640. For the year ended December 31, 2018, $39,357 has been included in Consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model. At December 31, 2018, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.022 per share.

(2)
Thomas Temkin was appointed as our Chief Operating Officer and director on January 19, 2015.

On February 14, 2017 Mr. Temkin was granted 1,600,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $93,004. For the year ended December 31, 2018, $12,594 has been included in Consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model. At December 31, 2018, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.022 per share.

(3)
Pam Walters was appointed as our Secretary on April 22, 2015.

On February 14, 2017 Ms. Walters was granted 800,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $46,504. For the year ended December 31, 2018, $6,295 has been included in Consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model. At December 31, 2018, the options had an intrinsic value of $0 based on the exercise price of $0.06 per option and a market price of $0.022 per share.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2018, we had no unvested stock awards held by the named executive officers, which are part of the option awards described in the table notes above.

Benefit Plans

We do not have any pensions plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees.  However, we may establish such plans in the future.

Director Compensation

We have not compensated any of our directors for their service on the Board. Management directors are not compensated for their service as officers; however, in 2018, they received stock award compensation for their management roles, as detailed above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2018, (iv) up to two executive officers other than the Chief Executive Officer who were serving as executive officers on December 31, 2018 and to whom the company paid more than $100,000 in compensation during the last fiscal year, (v) up to two additional persons to whom the company paid more than $100,000 during the last fiscal year but who were not serving as an executive officer on December 31,2018 and (vi) all directors and officers as a group. None of the directors, nominees, or officers of the company owned any equity security issued by the company’s subsidiaries. Information with respect to officers, directors and their families is as of December 31, 2018 and is based on the books and records of the company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	2,703,140	5.34%

Thomas Temkin (4)	20,000	0.04%

All executive officers and directors as a group (2 persons)	2,723,140	5.38%

Lode Star Gold INC. (5)	35,000,000	69.16%

Lonnie S. Humphries Non-Exempt Trust (5)	200,000	0.40%

Lonnie S. Humphries	1,369,756	2.71%

1)
Unless otherwise indicated, the address of all named persons is 1 East Liberty Street, Suite 600, Reno, NV 89501

2)
Based on 50,605,965 shares of our common stock issued and outstanding as of December 31, 2018.

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

As of December 31, 2018, the following amounts were due to related parties:

· To Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director: $966 in Accounts payable, for expenses incurred on our behalf.

· To Lode Star Gold INC., our controlling shareholder (“LSG”): two unsecured loans with interest at 5% per annum, with no specific terms of repayment, totaling $736,403 plus accrued interest totaling $89,810, and $423,913 in accrued mineral option fees payable under the terms of our Mineral Option Agreement, plus accrued interest of $32,220.

· To Lonnie Humphries, the sole shareholder of Lode Star Gold INC., our controlling shareholder: an unsecured, non-interest-bearing loan of $3,665, with no specific terms of repayment

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

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

We have determined that none of our directors meet this definition of independence because they are also our executive officers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2018	$20,644	Morgan & Co LLP
2018	$3,000	Malone Bailey LLP (a)
2017	$16,000	Malone Bailey LLP (a)

a)
Our financial statements for 2018 and 2017 were audited by Morgan & Co LLP, while our financial statements for 2016 were audited by Malone Bailey & Co LLP.

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2018	$0	Morgan & Co LLP
2017	$0	Morgan & Co LLP

 (3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018	$0	Morgan & Co LLP
2017	$0	Morgan & Co LLP

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2018	$0	Morgan & Co LLP
2017	$0	Morgan & Co LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2019

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 26, 2019
Mark Walmesley