Form 10-Q
period 2019-03-31
Lode-Star Mining Inc.
filed 2019-05-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,605,965 at May 13, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	MARCH 31	DECEMBER 31
	2019	2018

ASSETS

Current assets
Cash	$8,090	$6,508
Prepaid fees	2,019	1,979
Total current assets	10,109	8,487

Mineral Property Interest, unproven	230,180	230,180

Total assets	$240,289	$238,667

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$13,703	$5,254
Due to related parties and accrued interest	1,373,562	1,286,011
Loans payable and accrued interest	25,374	30,267
Total current liabilities	1,412,639	1,321,532

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
50,605,965 common shares and no preferred shares at March 31, 2019 and December 31, 2018	3,425	3,425
Additional Paid-In Capital	1,620,558	1,618,084
Accumulated Deficit	(2,796,333)	(2,704,374)
Total stockholders’ deficiency	(1,172,350)	(1,082,865)

Total liabilities and stockholders’ deficiency	$240,289	$238,667

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2019	2018

Revenue	$-	$-

Operating Expenses
Consulting services	14,399	37,119
Corporate support services	458	500
Mineral option fees	24,976	24,976
Office, foreign exchange and sundry	5,827	4,284
Professional fees	14,625	22,231
Transfer and filing fees	16,396	16,434
Total operating expenses	76,681	105,544

Operating Loss	(76,681)	(105,544)

Other Expenses
Interest, bank and finance charges	(15,278)	(13,999)

Net Loss For The Period	$(91,959)	$(119,543)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,605,965	49,127,825

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2019	2018

Operating Activities
Net loss	$(91,959)	$(119,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	75	1,861
Stock options issued for services	2,474	30,819
Changes in operating assets and liabilities:
Prepaid fees	(40)	564
Accounts payable and accrued liabilities	25,961	28,448
Due to related parties	24,976	24,976
Accrued interest payable	15,095	14,085
Net cash used in operating activities	(23,418)	(18,790)

Financing Activities
Repayment of loans payable	(5,000)	(5,000)
Proceeds from loans payable – related party	30,000	25,000
Net cash provided by financing activities	25,000	20,000

Net Increase In Cash	1,582	1,210

Cash, Beginning of Period	6,508	818

Cash, End of Period	$8,090	$2,028

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$17,512	$17,019

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $2,796,333 as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2018 have been omitted.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

3.	MINERAL PROPERTY INTEREST (Continued)

To earn the additional 60% interest, the Company is required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter royalty, commencing after December 11, 2014. If the Company failed to make any cash payments to LSG within one year of the date of the option agreement, it is required to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the payment of the entire $5 million, it must make quarterly cash payments to LSG of $25,000.

On January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at March 31, 2019 was $448,889 (December 31, 2018: $423,913), with total interest due in the amount of $37,856 (December 31, 2018: $32,220).

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

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,605,965 common shares and no preferred shares. During the three months ended March 31, 2019, the Company did not issue any shares of its common stock.

Options

A total of 10,000,000 options are issued and outstanding.

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. The options had an estimated grant date fair value of $10,408. For the quarter ended March 31, 2019, $2,474 (December 31, 2018 - $1,340) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.51%, a weighted average life of 4.89 years, volatility of 190.47%, and dividend yield of 0%. At March 31, 2019, the options had an intrinsic value of $0 (December 31, 2018: $0) based on the exercise price of $0.06 per option and a market price of $0.06 per share on the closest trading date.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $536,750. The options were fully expensed by the end of the third quarter of 2018, based on fair value estimates determined using the Black-Scholes option pricing model. Therefore, no related expense was incurred in the current period. For the three-month period ended March 31, 2018, $30,819 was included in Consulting services expense. At March 31, 2019, the options had an intrinsic value of $0 (December 31, 2018: $0) based on the exercise price of $0.06 per option and a market price of $0.06 per share on the closest trading date.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

4.	CAPITAL STOCK (Continued)

Summary of option activity in the current three-month period and options outstanding at March 31, 2019:

	Options		Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
	Issued	Vested
	9,500,000	9,500,000	$0.06			February 14, 2022
	500,000	-	$0.06			November 20, 2023
Balance December 31, 2018	10,000,000	9,500,000		$0.06	3.21		-
Issued	-	-	-	-	-	-	-
Expired	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Vested	-	-	-	-	-	-	-
Balance March 31, 2019	10,000,000	9,500,000		$0.06	2.96		-

Warrants

During the three months ended March 31, 2019, no warrants to purchase shares of common stock were issued, exercised or expired. At March 31, 2019, warrants issued in 2015 had an intrinsic value of $133,442 (December 31, 2018: $6,672), based on the exercise price of $0.02 per warrant and a market price of $0.06 per share on the closest trading date.

Summary of warrant activity in the current three-month period and warrants outstanding at March 31, 2019:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2018	3,336,060	$0.02	$0.02	1.88	November 19, 2020	$6,672
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at March 31, 2019	3,336,060	$0.02	$0.02	1.64	November 19, 2020	$133,442

5.	LOANS PAYABLE

At March 31, 2019, the Company had the following loans payable:

i.
$1,000 (December 31, 2018 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at March 31, 2019 was $3,555 (December 31, 2018: $3,518). During the first three months of 2019, the Company repaid $0 (2018: $0) on this loan.

ii.
$0 (December 31, 2018 - $5,000): unsecured; interest at 10% per annum from January 10, 2015.
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

Accrued interest payable on the loan at March 31, 2019 was $20,819 (December 31, 2018: $20,748). During the first three months of 2019, the Company repaid $5,000 (2018: $5,000) which was the remaining principal balance due on this loan.

Total interest accrued on the above loans at March 31, 2019 was $24,374 (December 31, 2018: $24,267).

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At March 31, 2019, the Company had the following amounts due to related parties:

i.
$555,000 (December 31, 2018 - $525,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at March 31, 2019 was $75,724 (December 31, 2018: $69,034). During the three months ended March 31, 2019, the Company borrowed $30,000 (2018: $25,000) from LSG.
ii.
$228,915 (December 31, 2018 - $211,403): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at March 31, 2019 was $23,437 (December 31, 2018: $20,776). During the three months ended March 31, 2019, LSG paid expenses directly on behalf of the Company totaling $17,512 (2018: $17,019).
iii.
$3,740 (December 31, 2018 - $3,665): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value was due solely to fluctuation in foreign exchange rates.

Total interest accrued on the above related party loans at March 31, 2019 was $99,161 (December 31, 2018: $89,810).

During the period ended March 31, 2019, there was a $75 foreign exchange loss (Q1 2018: $1,861) resulting from related party loan amounts in non-US currency. Stock-based compensation to related parties was $0 (Q1 2018: $31,363) during the period ended March 31, 2019.

During the three months ended March 31, 2019, the Company incurred $24,976 (Q1 2018: $24,976) in mineral option fees and $5,636 (Q1 2018: $6,067) in interest payable to LSG, which were accrued as of that date. The total amount of such fees due at March 31, 2019 was $448,889 (December 31, 2018: $423,913), with total interest due in the amount of $37,856 (December 31, 2018: $32,220).

At March 31, 2019, the total due to related parties of $1,373,562 (December 31, 2018: $1,286,011) was comprised of the following:

■
Loans and accrued interest - $886,817 (December 31, 2018: $829,878)

■
Mineral option fees payable and accrued interest - $486,745 (December 31, 2018: $456,133)

During the period ended March 31, 2019, $6,000 (2018: $0) in consulting fees for strategic development was paid to the Company’s President. An additional $1,936 (December 31, 2018: $966) owing to the President for expenses was outstanding in accounts payable as at March 31, 2019.

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

LSG’s Goldfield Bonanza property is comprised of 31 patented mineral claims owned 100% by LSG, located on approximately 460 acres in the district of Goldfield in the state of Nevada (the “Property”). The Property is clear titled, with a 1% Net Smelter Royalty (“NSR”) existing in the favor of the original property owner. LSG has spent over $7 million to rehab approximately 1/2 mile of drift at the 300ft sub-surface level and to complete 22 surface core drill holes for a total of 10,400ft and 152 underground core drill holes for a total of 23,000ft.

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

LSG, our controlling shareholder, was incorporated in the State of Nevada on March 13, 1998 for the purpose of acquiring exploration stage mineral properties.  It currently has one shareholder, Lonnie Humphries, who is the spouse of Mark Walmesley, our President and Chief Financial Officer. Mr. Walmesley is also the CFO, Treasurer and a director of LSG.

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

The Company did not make any cash payments to LSG within one year of October 4, 2014, and as a consequence were required to pay LSG an additional $100,000. Any subsequent years in which we fail to complete the payment of the entire $5 million described above, we must make quarterly cash payments to LSG of $25,000 until we have earned the additional 60% interest in the Property.

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

All properties, claims, buildings, equipment, and supplies are owned by LSG and we have free access to utilize and manage all those items.

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

On February 17, 2017, we executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test. We completed the first test in May 2017 and both companies have determined that further testing needs to be completed to determine a definitive cost analysis and other operational details. The sample processed was historic material stockpiled on the property surface and therefore of limited metallurgical value, but indicative of material that will be run through the mill. Milling throughput did identify specific equipment configuration details that need to be considered for future runs. Both parties agree that additional milling circuitry is needed for the most optimum gold yield. We expect to provide material from our targeted underground zone for more comprehensive milling results when we are permitted to do so. To date, the Company is still working with Scorpio to facilitate its milling needs.

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

Underground work has identified 2 high-grade gold-bearing zones that can support mine development utilizing our current infrastructure. The property is now permitted for production and should be mine ready during 2019. It is our intention to then start mining the property. Much of the property remains under-explored and it is our belief that the district's high-grade, million-ounce ore zones repeat themselves. Further surface and underground exploration work need to be executed. We plan to explore through production and chase our known, high-grade vein zones.

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

Third Party Assay Data Audit

Mine Development Associates (MDA Reno), a highly regarded third party NI 43-101 service provider, has audited our drill hole database and performed a comparative QA/QC check assay analysis on selected drilling and determined no inconsistencies to exist and assays were repeatable.

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

Recent Developments

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

Presently, the Company is under application review by ATF to receive its blasting permit. Further, fulfillment of blasting related materials is underway to meet a Q2 mine operational deadline. 90% of our underground workings are rehabbed. We anticipate being mine-ready by Q3 of 2019.

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

Mine Development - Drilling the Northeast Corridor

The Company is currently structuring a drill program, targeting expansion of its known gold zones. The Company's immediate drill program is to define its existing and mineable gold mineralization within the property’s northeast corridor, specifically the Church, Red Hills and Newmont Zones. Current drill budgeting is US$800,000 plus US$200,000 in analytical fees, for a combined total cost of US$1,000,000.

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

Personnel

We have no employees. Apart from a consulting fee paid in the current quarter, our president and CEO, Mark Walmesley, receives no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

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

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues to-date and we cannot currently estimate the timing of any possible future revenues. Our only source for cash at this time is investments by others in our common stock, or loans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2019 which are included above in Part I, Item 1.

	Three Months Ended March 31		Change
	2019	2018	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	76,681	105,544	(28,863)	(27%)
Operating Loss	(76,681)	(105,544)	28,863	(27%)
Other Income (Expense)	(15,278)	(13,999)	(1,279)	9%
Net Loss	(91,959)	(119,543)	27,584	(23%)

Revenues

We had no operating revenues during the three-months ended March 31, 2019 and 2018. We recorded a net loss of $91,959 for the current quarter and have an accumulated deficit of $2,796,333. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Expenses

Notable year over year differences in expenses for the first quarter are as follows:

	Three Months Ended March 31		Increase/(Decrease)
	2019	2018	Amount	Percentage
	$	$	$
Consulting services	14,399	37,119	(22,720)	(61%)
Professional fees	14,625	22,231	(7,606)	(34%)
Interest, bank and finance charges	15,278	13,999	1,279	9%

Consulting services expense in Q1 of 2018 included approximately $31,000 related to options granted during the first quarter of 2017. In Q1 of 2019, consulting expense included approximately $2,000 related to options granted in the third quarter of 2018. That net decrease of approximately $29,000 was partially offset by a one-time consulting fee of $6,000 in Q1 of 2019 for strategic development.

Professional fees were lower in the first quarter of 2019 primarily due to a combination of two items:
●
A charge from our previous auditor of $3,000 was incurred in Q1 of 2018 for re-issuance of their 2016 audit report as part of our 2017 year-end audited financial statements. No equivalent item was needed in connection with our 2018 audited financial statements, so no related expense was incurred in Q1 of 2019.
●
Accounting services of approximately $4,000 for the 2017 year end were invoiced in Q1 of 2018, while the equivalent services for the 2018 year end were invoiced in Q2 of 2019, rather than in Q1.

Interest, bank and finance charges were higher primarily due to the ongoing increase in loans from LSG.

Balance Sheets at March 31, 2019 and December 31, 2018

Items with notable period-end differences are as follows:

			Change
	March 31, 2019	December 31, 2018	Amount	Percentage
	$	$	$
Accounts payable and accrued liabilities	13,703	5,254	8,449	161%
Due to related parties and accrued interest	1,373,562	1,286,011	87,551	7%
Loans payable and accrued interest	25,374	30,267	(4,893)	(16%)

Accounts payable increased principally due to the accrual of year end accounting and audit services incurred in Q1, 2019.

The increase in Due to related parties resulted from increased related party loans and accrued interest in the current period of approximately $57,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $31,000.

Loans payable decreased primarily due to a repayment of $5,000 in loan principal, slightly offset by a minor accrual of interest.

Liquidity and Capital Resources

At March 31, 2019, our total assets were $240,289 and our total liabilities were $1,412,639. Our working capital deficiency at March 31, 2019 and December 31, 2018 and the changes between those dates were as follows:

			Increase/(Decrease)
	March 31,2019	December 31,2018	Amount	Percentage
	$	$	$
Current Assets	10,109	8,487	1,622	19%
Current Liabilities	1,412,639	1,321,532	91,107	7%
Working Capital Deficiency	(1,402,530)	(1,313,045)	(89,485)	7%

The increase in our working capital deficiency from December 31, 2018 to March 31, 2019 was primarily due to the increases in Accounts payable of approximately $8,000 and in Due to related parties of approximately $88,000, partially offset by the decrease of approximately $5,000 in Loans payable and accrued interest, each of which are explained above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

	Three Months Ended March 31		Increase/(Decrease)
	2019	2018	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(23,418)	(18,790)	(4,628)	(25%)
Financing Activities	25,000	20,000	5,000	25%
Net increase in cash	1,582	1,210	372	31%

There was no significant difference in the net increase in cash in Q1 of 2019 and Q1 of 2018, which was minor in both periods. The increased use of cash in Q1 2019 operating activities was offset by the increased cash provided by Q1 2019 financing activities, as LSG ensured that enough funds were made available for our operations.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the period ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31, 2019.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May 2019.

LODE-STAR GOLD INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	May 13, 2019
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	May 13, 2019
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase