Form 10-Q
period 2019-06-30
Lode-Star Mining Inc.
filed 2019-08-08
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,605,965 as of August 8, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

  LODE-STAR MINING INC.

BALANCE SHEETS
(Unaudited)

	JUNE 30	DECEMBER 31
	2019	2018

ASSETS

Current assets
Cash	$12,612	$6,508
Prepaid fees	2,063	1,979
Total current assets	14,675	8,487

Mineral Property Interest, unproven	230,180	230,180

Total assets	$244,855	$238,667

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$6,588	$5,254
Due to related parties and accrued interest	1,456,406	1,286,011
Loans payable and accrued interest	15,819	30,267
Total current liabilities	1,478,813	1,321,532

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:
50,605,965 common shares and no preferred shares at June 30, 2019 and December 31, 2018	3,425	3,425
Additional Paid-In Capital	1,623,530	1,618,084
Accumulated Deficit	(2,860,913)	(2,704,374)
Total stockholders’ deficiency	(1,233,958)	(1,082,865)

Total liabilities and stockholders’ deficiency	$244,855	$238,667

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	8,834	23,301	23,233	60,420
Corporate support services	469	463	927	963
Mineral option fees	25,012	25,012	49,988	49,988
Office, foreign exchange and sundry	1,882	6,916	7,709	11,200
Professional fees	12,102	7,359	26,727	29,590
Transfer and filing fees	1,923	2,093	18,319	18,527
Total operating expenses	50,222	65,144	126,903	170,688

Operating Loss	(50,222)	(65,144)	(126,903)	(170,688)

Other Expenses
Interest, bank and finance charges	(14,358)	(14,465)	(29,636)	(28,464)

Net Loss For The period	$(64,580)	$(79,609)	$(156,539)	$(199,152)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	50,605,965	49,127,825	50,605,965	49,127,825

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30
	2019	2018

Operating Activities
Net loss	$(156,539)	$(199,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	155	558
Stock options issued for services	5,446	48,025
Changes in operating assets and liabilities:
Prepaid fees	(84)	703
Accounts payable and accrued liabilities	25,384	26,872
Due to related parties	49,988	49,988
Accrued interest payable	22,754	28,102
Net cash used in operating activities	(52,896)	(44,904)

Financing Activities
Repayment of loans payable	(6,000)	(10,000)
Proceeds from loans payable – related party	65,000	55,000
Net cash provided by financing activities	59,000	45,000

Net Increase In Cash	6,104	96

Cash, Beginning of Period	6,508	818

Cash, End of Period	$12,612	$914

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$24,050	$27,266

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $2,860,913 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2018, have been omitted. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
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

On January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at June 30, 2019 was $473,901 (December 31, 2018: $423,913), with total interest due in the amount of $43,937 (December 31, 2018: $32,220).

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

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,605,965 common shares and no preferred shares. During the six months ended June 30, 2019, the Company did not issue any shares of its common stock.

Options

A total of 10,000,000 options are issued and outstanding.

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. The options had an estimated grant date fair value of $10,408. For the six month period ended June 30, 2019, $5,446 (June 30, 2018 - $0) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.51%, a weighted average life of 4.89 years, volatility of 190.47%, and dividend yield of 0%. At June 30, 2019, the options had an intrinsic value of $0 (December 31, 2018: $0) based on the exercise price of $0.06 per option and a market price of $0.045 per share on the closest trading date.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options were fully expensed by the end of the third quarter of 2018, based on fair value estimates determined using the Black-Scholes option pricing model. Therefore, no related expense was incurred in the current period. For the six-month period ended June 30, 2018, $48,025 was included in Consulting services expense. At June 30, 2019, the options had an intrinsic value of $0 (December 31, 2018: $0) based on the exercise price of $0.06 per option and a market price of $0.045 per share on the closest trading date.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

4.	CAPITAL STOCK (Continued)

Summary of option activity in the current six-month period and options outstanding at June 30, 2019:

	Options		Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
	Issued	Vested
	9,500,000	9,500,000	$0.06			February 14, 2022
	500,000	-	$0.06			November 20, 2023
Balance December 31, 2018	10,000,000	9,500,000		$0.06	3.21		-
Issued	-	-	-	-	-	-	-
Expired	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Vested	-	-	-	-	-	-	-
Balance June 30, 2019	10,000,000	9,500,000		$0.06	2.72		-

Warrants

During the six months ended June 30, 2019, no warrants to purchase shares of common stock were issued, exercised, or expired. At June 30, 2019, warrants issued in 2015 had an intrinsic value of $83,401 (December 31, 2018: $6,672), based on the exercise price of $0.02 per warrant and a market price of $0.045 per share on the closest trading date.

Summary of warrant activity in the current six-month period and warrants outstanding at June 30, 2019:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2018	3,336,060	$0.02	$0.02	1.88	November 19, 2020	$6,672
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at June 30, 2019	3,336,060	$0.02	$0.02	1.39	November 19, 2020	$83,401

5.	LOANS PAYABLE

At June 30, 2019, the Company had the following loans payable:

i.
$0 (December 31, 2018 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at June 30, 2019 was $0 (December 31, 2018: $3,518). During the six-month period ended June 30, 2019, the Company reached an agreement with the lender to settle the outstanding principal of $1,000 and accrued interest of $3,555 for a payment of $2,500. Interest of $2,055 was forgiven and credited to interest expense for the period.

ii.
$0 (December 31, 2018 - $5,000): unsecured; interest at 10% per annum from January 10, 2015. Accrued interest payable on the loan at June 30, 2019 was $15,819 (December 31, 2018: $20,748). During the six months ended June 30, 2019, the Company repaid $10,000 (2018: $10,000), of which $5,000 was for the remaining principal balance and $5,000 was in partial payment of interest due. No further interest is required to be accrued after January 10, 2019, when the final principal balance outstanding was repaid.
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

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At June 30, 2019, the Company had the following amounts due to related parties:

i.
$590,000 (December 31, 2018 - $525,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at June 30, 2019 was $82,951 (December 31, 2018: $69,034). During the six months ended June 30, 2019, the Company borrowed $65,000 (2018: $55,000) from LSG.
ii.
$235,454 (December 31, 2018 - $211,403): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at June 30, 2019 was $26,343 (December 31, 2018: $20,776). During the six months ended June 30, 2019, LSG paid expenses directly on behalf of the Company totaling $24,050 (2018: $27,266).
iii.
$3,820 (December 31, 2018 - $3,665): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value was due solely to fluctuation in foreign exchange rates.

Total interest accrued on the above related party loans at June 30, 2019 was $109,294 (December 31, 2018: $89,810).

During the period ended June 30, 2019, there was a $155 foreign exchange loss (2018: $558) resulting from related party loan amounts in non-US currency. Stock-based compensation to related parties was $0 during the period ended June 30, 2019 (2018: $49,286).

During the six months ended June 30, 2019, the Company incurred $49,988 (2018: $49,988) in mineral option fees and $11,717 (2018: $10,645) in interest payable to LSG, which were accrued as of that date. The total amount of such fees due at June 30, 2019 was $473,901 (December 31, 2018: $423,913), with total interest due in the amount of $43,937 (December 31, 2018: $32,220).

At June 30, 2019, the total due to related parties of $1,456,406 (December 31, 2018: $1,286,011) was comprised of the following:

■
Loans and accrued interest - $938,568 (December 31, 2018: $829,878)

■
Mineral option fees payable and accrued interest - $517,838 (December 31, 2018: $456,133)

During the period ended June 30, 2019, $6,000 (2018: $0) in consulting fees for strategic development was paid to the Company’s President. $0 (December 31, 2018: $966) was owing to the President for expenses outstanding in accounts payable as at June 30, 2019.

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

The Company did not make any cash payments to LSG within one year of October 4, 2014, and as a consequence, we are required to pay LSG an additional $100,000. Any subsequent years in which we fail to complete the payment of the entire $5 million described above, we must make quarterly cash payments to LSG of $25,000 until we have earned the additional 60% interest in the Property.

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

NI 43-101 Update Status

The Company's original NI 43-101 report was completed on July 12, 2014 by Dana Durgan, QP and AIPG Certified Professional Geologist #10364. A newly revised report for 2019 has been completed and is available for the Company when required.

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

The Company has received its ATF blasting permit. Long term road closures on LSM's property to curtail public access and ensure safety are underway.

We anticipate being mine-ready by end of Q3-Q4 of 2019.

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

Results of Operations

The following summary of our results of operations for the three months and six months ended June 30, 2019 and 2018 should be read in conjunction with our financial statements for the period ended June 30, 2019 which are included above in Part I, Item 1.

	Three Months Ended June 30		Change
	2019	2018	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	50,222	65,144	(14,922)	(23%)
Operating Loss	(50,222)	(65,144)	14,922	(23%)
Other Expenses	(14,358)	(14,465)	107	(1%)
Net Loss	(64,580)	(79,609)	15,029	(19%)

	Six Months Ended June 30		Change
	2019	2018	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	126,903	170,688	(43,785)	(26%)
Operating Loss	(126,903)	(170,688)	43,785	(26%)
Other Expenses	(29,636)	(28,464)	(1,172)	4%
Net Loss	(156,539)	(199,152)	42,613	(21%)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues

We had no operating revenues during the three-month and six-month periods ended June 30, 2019 and 2018. We recorded a net loss of $64,580 for the current quarter (2018: $79,609) and $156,539 for the six months ended June 30, 2019 (2018: $199,152) and have an accumulated deficit of $2,860,913. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses

Notable year over year differences in expenses for the second quarter were as follows:

	Three Months Ended June 30		Increase/(Decrease)
	2019	2018	Amount	Percentage
Consulting services	8,834	$23,301	(14,467)	(62%)
Office, foreign exchange and sundry	1,882	$6,916	(5,034)	(73%)
Professional fees	12,102	$7,359	4,743	64%

Consulting services expense in the second quarter of 2018 included approximately $17,000 related to options granted during 2017. While there was no expense related to those 2017 options in Q2 of 2019, the quarter did include an expense of approximately $3,000 related to options granted in Q3 of 2018, resulting in the net change of approximately $14,000 year over year for Q2.

Office, foreign exchange and sundry expenses were lower in Q2 of 2019 primarily due to less travel required in the 2019 quarter.

Professional fees were higher in the Q2 of 2019 primarily due to differences in timing of invoicing for accounting services (approximately $3,000), plus a cost of approximately $2,000 incurred in Q2 of 2019 for NI 43-101 report preparation, with no equivalent expense in 2018.

Balance Sheets at June 30, 2019 and December 31, 2018

Items with notable period-end differences are as follows:

			Change
	June 30, 2019	December 31, 2018	Amount	Percentage
	$	$	$
Due to related parties and accrued interest	1,456,406	1,286,011	170,395	13%
Loans payable and accrued interest	15,819	30,267	(14,448)	(48%)

The increase in Due to related parties resulted from increased related party loans and accrued interest in the current six-month period of approximately $109,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $62,000.

Loans payable decreased primarily due to repayments totaling $6,000 of loan principal and $6,500 of loan interest, together with accrued interest of approximately $2,000 being forgiven as part of a debt settlement.

Liquidity and Capital Resources

At June 30, 2019, our total assets were $244,855 (December 31, 2018: $238,667) and our total liabilities were $1,478,813 (December 31, 2018: $1,321,532).

Our working capital deficiency at June 30, 2019 and December 31, 2018 and the changes between those dates were as follows:

			Increase/(Decrease)
	June 30,2019	December 31,2018	Amount	Percentage
	$	$	$
Current Assets	14,675	8,487	6,188	73%
Current Liabilities	1,478,813	1,321,532	157,281	12%
Working Capital (Deficiency)	(1,464,138)	(1,313,045)	(151,093)	12%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in our working capital deficiency from December 31, 2018 to March 31, 2019 was primarily due to the increase in Due to related parties of approximately $170,000, partially offset by the decrease in Loans payable and accrued interest of approximately $14,000 (each of which are explained above) and the increase in Cash of approximately $6,000. That increase was due to cash provided by financing activities being in excess of net cash used in operating activities.

Cash Flows

	Six Months Ended June 30		Increase/(Decrease)
	2019	2018	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(52,896)	(44,904)	(7,992)	18%
Financing Activities	59,000	45,000	14,000	31%
Net increase in cash	6,104	96	6,008	6,258%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the six months ended June 30, 2019.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of August 2019.

LODE-STAR GOLD INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	August 8, 2019
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	August 8, 2019
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase