Form 10-Q
period 2019-09-30
Lode-Star Mining Inc.
filed 2019-11-12
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,605,965 as of November 12, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	SEPTEMBER 30	DECEMBER 31
	2019	2018

ASSETS

Current assets
Cash	$8,253	$6,508
Prepaid fees	2,038	1,979
Total current assets	10,291	8,487

Mineral Property Interest, unproven	230,180	230,180

Total assets	$240,471	$238,667

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$4,218	$5,254
Due to related parties and accrued interest	1,528,924	1,286,011
Loans payable and accrued interest	10,819	30,267
Total current liabilities	1,543,961	1,321,532

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,000 preferred shares with a par value of $0.001 per share
Issued:
50,605,965 common shares and no preferred shares at September 30, 2019 and December 31, 2018	3,425	3,425
Additional Paid-In Capital	1,626,534	1,618,084
Accumulated Deficit	(2,933,449)	(2,704,374)
Total stockholders’ deficiency	(1,303,490)	(1,082,865)

Total liabilities and stockholders’ deficiency	$240,471	$238,667

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	14,978	14,585	38,211	75,005
Corporate support services	455	483	1,381	1,446
Mineral option fees	25,012	25,012	75,000	75,000
Office, foreign exchange and sundry	2,623	3,702	10,332	14,902
Professional fees	9,847	10,305	36,574	39,895
Transfer and filing fees	2,248	2,141	20,568	20,668
Total operating expenses	55,163	56,228	182,066	226,916

Operating Loss	(55,163)	(56,228)	(182,066)	(226,916)

Other Expenses
Interest, bank and finance charges	(17,373)	(14,046)	(47,009)	(42,510)

Net Loss For The period	$(72,536)	(70,274)	(229,075)	(269,426)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	50,605,965	49,127,825	50,605,965	49,127,825

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2019	2018

Operating Activities
Net loss	$(229,075)	(269,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	50	931
Stock options issued for services	8,450	56,572
Changes in operating assets and liabilities:
Prepaid fees	-	663
Accounts payable and accrued liabilities	28,418	35,010
Due to related parties	75,000	75,000
Accrued interest payable	34,902	42,039
Net cash used in operating activities	(82,255)	(59,211)

Financing Activities
Repayment of loans payable	(6,000)	(15,000)
Proceeds from loans payable – related party	90,000	90,000
Net cash provided by financing activities	84,000	75,000

Net Increase In Cash	1,745	15,789

Cash, Beginning of Period	6,508	818

Cash, End of Period	$8,253	16,607

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related parties on behalf of the Company	$29,454	$34,355

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $2,933,449 as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2018, have been omitted. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

On January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at September 30, 2019 was $498,913 (December 31, 2018: $423,913), with total interest due in the amount of $50,477 (December 31, 2018: $32,220).

The Company has agreed with LSG that upon the successful completion of a toll milling agreement, after permitting is achieved, it will have the basis to form a joint management committee to outline work programs and budgets, as contemplated in the option agreement, and for the Company to act as the operator of the property.

The Company assessed its mineral property interest to the date of issue of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

See Subsequent Events Note 8.

4.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,605,965 common shares and no preferred shares. During the nine months ended September 30, 2019, the Company did not issue any shares of its common stock.

Options

A total of 10,000,000 options are issued and outstanding.

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. The options had an estimated grant date fair value of $10,408. For the nine month period ended September 30, 2019, $8,450 (September 30, 2018 - $0) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.51%, a weighted average life of 4.89 years, volatility of 190.47%, and dividend yield of 0%. At September 30, 2019, the options had an intrinsic value of $0 (December 31, 2018: $0) based on the exercise price of $0.06 per option and a market price of $0.0425 per share on that date.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options were fully expensed by the end of the third quarter of 2018, based on fair value estimates determined using the Black-Scholes option pricing model. Therefore, no related expense was incurred in the current period (nine-months ended September 30, 2018: $56,572). At September 30, 2019, the options had an intrinsic value of $0 (December 31, 2018: $0) based on the exercise price of $0.06 per option and a market price of $0.0425 per share on that date.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

4.	CAPITAL STOCK (Continued)

Summary of option activity in the current nine-month period and options outstanding at September 30, 2019:

	Options
	Issued	Vested	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
	9,500,000	9,500,000	$0.06			February 14, 2022
	500,000	-	$0.06			November 20, 2023
Balance December 31, 2018	10,000,000	9,500,000		$0.06	3.21		-
Issued	-	-	-	-	-	-	-
Expired	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Vested	-	-	-	-	-	-	-
Balance September 30, 2019	10,000,000	9,500,000		$0.06	2.46		-

Warrants

During the nine months ended September 30, 2019, no warrants to purchase shares of common stock were issued, exercised, or expired. At September 30, 2019, warrants issued in 2015 had an intrinsic value of $75,061 (December 31, 2018: $6,672), based on the exercise price of $0.02 per warrant and a market price of $0.0425 per share on the closest trading date.

Summary of warrant activity in the current nine-month period and warrants outstanding at September 30, 2019:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2018	3,336,060	$0.02	$0.02	1.88	November 19, 2020	$6,672
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at September 30, 2019	3,336,060	$0.02	$0.02	1.14	November 19, 2020	$75,061

5.	LOANS PAYABLE

At September 30, 2019, the Company had the following loans payable:

i)	$0 (December 31, 2018 - $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at September 30, 2019 was $0 (December 31, 2018: $3,518). During the nine-month period ended September 30, 2019, the Company reached an agreement with the lender to settle the outstanding principal of $1,000 and accrued interest of $3,555 for a payment of $2,500. Interest of $2,055 was forgiven and credited to interest expense for the period.

ii)	$0 (December 31, 2018 - $5,000): unsecured; interest at 10% per annum from January 10, 2015. Accrued interest payable on the loan at September 30, 2019 was $10,819 (December 31, 2018: $20,748). During the nine months ended September 30, 2019, the Company repaid $14,929 (2018: $15,000), of which $5,000 was for the remaining principal balance and $9,929 was in partial payment of interest due. No further interest is required to be accrued after January 10, 2019, when the final principal balance outstanding was repaid.

●	The outstanding principal, and any accrued interest was due and payable in full on written demand (not received to date) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;

●	The Company has the right to repay all or any part of the Principal and any accrued interest to the lender at any time and from time to time, without any premium.

●	There are no changes to the terms due to the loan being in default.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At September 30, 2019, the Company had the following amounts due to related parties:

i)	$615,000 (December 31, 2018 - $525,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at September 30, 2019 was $90,569 (December 31, 2018: $69,034). During the nine months ended September 30, 2019, the Company borrowed $90,000 (2018: $90,000) from LSG.

ii)	$239,153 (December 31, 2018 - $211,403): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at September 30, 2019 was $29,326 (December 31, 2018: $20,776). During the nine months ended September 30, 2019, LSG paid expenses directly on behalf of the Company totaling $27,750 (2018: $34,355).

iii)	$3,775 (December 31, 2018 - $3,665): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value was due solely to fluctuation in foreign exchange rates.

iv)	$1,704 (December 31, 2018: $0): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the President of the Company. Accrued interest payable on the loan at September 30, 2019 was $7 (December 31, 2018: $0).

Total interest accrued on the above related party loans at September 30, 2019 was $119,903 (December 31, 2018: $89,810).

During the period ended September 30, 2019, there was a $110 foreign exchange loss (2018: $931) resulting from related party loan amounts in non-US currency. Stock-based compensation to related parties was $0 during the period ended September 30, 2019 (2018: $58,246).

During the nine months ended September 30, 2019, the Company incurred $75,000 (2018: $75,000) in mineral option fees and $18,257 (2018: $14,440) in interest payable to LSG, which were accrued as of that date. The total amount of such fees due at September 30, 2019 was $498,913 (December 31, 2018: $423,913), with total interest due in the amount of $50,477 (December 31, 2018: $32,220).

At September 30, 2019, the total due to related parties of $1,528,924 (December 31, 2018: $1,286,011) was comprised of the following:

■	Loans and accrued interest - $979,534 (December 31, 2018: $829,878)

■	Mineral option fees payable and accrued interest - $549,390 (December 31, 2018: $456,133)

During the period ended September 30, 2019, $12,000 (2018: $0) in consulting fees for strategic development was paid to the Company’s President. $0 (December 31, 2018: $966) was owing to the President for expenses outstanding in accounts payable as at September 30, 2019.

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Notes 3 and 8 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

8.	SUBSEQUENT EVENTS

On October 31, 2019, the Company and LSG executed an amendment (the “Amendment”) to their mineral option agreement dated October 4, 2014 (the “Option Agreement”). According to the terms of the Option Agreement the Company acquired an initial 20% undivided interest in and to the mineral claims owned by LSG and an option to earn a further 60% interest in the claims.

Under the Amendment, the exercise of the 60% option was restructured into two separate 30% options, such that the Company may now earn a 30% interest in the Property (for a total of 50%) (the “Second Option”) by completing the following actions:

●	paying LSG $5 million in cash from the Property’s mineral production proceeds in the form of a NSR royalty (the “Initial Payment”);

●	paying LSG all accrued and unpaid penalty payments under the Option Agreement;

●	repaying to LSG (i) all loans, advances or other payments made by LSG to the Company and (ii) all expenditures on the Property funded by or on behalf of LSG until the date on which the Initial Payment has been completed; and

●	funding all expenditures on the Property until the date on which the Initial Payment has been completed.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

8.	SUBSEQUENT EVENTS (Continued)

Following the exercise of the Second Option, the Company may earn an additional 30% interest in the Property (for a total of 80%) (the “Third Option”) by completing the following actions:

●	paying LSG a further $5 million in cash from the Property’s mineral production proceeds in the form of an NSR royalty (the “Final Payment”); and

●	funding all expenditures on the Property from the date on which the Second Option is exercised until the date on which the Final Payment has been completed.

The primary effect of the Amendment is therefore to increase to the purchase price for the additional 60% interest in the Property from $5 million to $10 million, while at the same time separating it into tranches.

The Amendment also corrects a number of inconsistences in the Option Agreement, updates the defined terms to accommodate the creation of the Second Option and Third Option, and includes acknowledgements of the Company regarding accrued and unpaid penalty payments and amounts owing by the Company to LSG as of September 30, 2019.

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

The execution of the Subscription Agreement was one of the closing conditions of the Option Agreement, pursuant to which we acquired the sole and exclusive option to earn up to an 80% undivided interest in and to the Property. Under the terms of that Option Agreement, to earn the additional 60% interest in the Property, we were required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash from the Property’s mineral production proceeds in the form of an NSR. Until we had earned the additional 60% interest, the NSR would be split 79.2% to LSG, 19.8% to us and 1% to the former Property owner.

LSG’s Goldfield Bonanza property is comprised of 31 patented mineral claims owned 100% by LSG, located on approximately 460 acres in the district of Goldfield in the state of Nevada (the “Property”). The Property is clear titled, with a 1% Net Smelter Royalty (“NSR”) existing in the favor of the original property owner. LSG has spent over $8 million to rehab approximately 1/2 mile of drift at the 300ft sub-surface level and to complete 22 surface core drill holes for a total of 10,400ft and 152 underground core drill holes for a total of 23,000ft.

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

The property has two operating water monitoring wells that were mandatory for us to receive a water pollution control permit. Part of the permitting application is for the allowance of the company to store its waste rock underground. The property has no milling onsite and we must rely on a third party to receive our mineralized material and tombstone our tailings.

Amendment to Option Agreement

On October 31, 2019, Lode-Star Mining Inc. (the “Company”) entered into an amendment (the “Amendment”) to the Company’s mineral option agreement with Lode Star Gold, Inc., a private Nevada corporation and the controlling shareholder of the Company (“LSG”), dated October 4, 2014 (the “Option Agreement”).

Pursuant to the Option Agreement, the Company acquired the sole and exclusive option to earn up to an 80% undivided interest in and to those mineral claims owned by LSG and located in the State of Nevada known as the Goldfield Bonanza Project (the “Property”). On December 11, 2014 (the “Closing Date”), the Company acquired a 20% undivided interest in and to the Property by issuing 35,000,000 shares of its common stock to LSG. In order to earn the additional 60% interest in the Property, the Company is required to fund all expenditures on the Property and pay LSG $5 million in cash from the Property’s mineral production proceeds in the form of a net smelter returns (“NSR”) royalty, each beginning on the Closing Date. Until such time as the Company earns the additional 60% interest, the NSR royalty will be split as to 79.2% to LSG and 19.8% to the Company since the Property is subject to a pre-existing 1% NSR royalty in favor of a third party.

The Option Agreement also provides that if the Company fails to make any cash payments to LSG within one year of the Closing Date, the Company is required to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the payment of the entire $5 million described above, it must make quarterly cash payments to LSG of $25,000 until such time as the Company has earned the additional 60% interest in the Property.

LSG had granted us a series of deferrals of the payments, with the most recent being granted on January 11, 2017. LSG agreed on that date to defer payment of all amounts due in accordance with the Option Agreement until further notice. On January 17, 2017, the Company and LSG agreed that, as of that date, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to interest and principal.

Under the Amendment, the exercise of the 60% option was restructured into two separate 30% options, such that the Company may now earn a 30% interest in the Property (for a total of 50%) (the “Second Option”) by completing the following actions:

●	paying LSG $5 million in cash from the Property’s mineral production proceeds in the form of a NSR royalty (the “Initial Payment”);

●	paying LSG all accrued and unpaid penalty payments under the Option Agreement;

●	repaying to LSG (i) all loans, advances or other payments made by LSG to the Company and (ii) all expenditures on the Property funded by or on behalf of LSG until the date on which the Initial Payment has been completed; and

●	funding all expenditures on the Property until the date on which the Initial Payment has been completed.

Following the exercise of the Second Option, the Company may earn an additional 30% interest in the Property (for a total of 80%) (the “Third Option”) by completing the following actions:

●	paying LSG a further $5 million in cash from the Property’s mineral production proceeds in the form of a NSR royalty (the “Final Payment”); and

●	funding all expenditures on the Property from the date on which the Second Option is exercised until the date on which the Final Payment has been completed.

The primary effect of the Amendment is therefore to increase to the purchase price for the additional 60% interest in the Property from $5 million to $10 million, while at the same time separating it into tranches.

The Amendment also corrects a number of inconsistences in the Option Agreement, updates the defined terms to accommodate the creation of the Second Option and Third Option, and includes acknowledgements of the Company regarding accrued and unpaid penalty payments and amounts owing by the Company to LSG as of September 30, 2019.

The foregoing description of the Amendment includes a summary of all the material provisions but is qualified in its entirety by reference to the complete text of the Amendment included as Exhibit 10.8 to this report and incorporated herein by reference.

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

We agreed with LSG that upon the successful completion of a toll milling agreement, after permitting is achieved, there will be a basis to form a joint management committee to outline work programs and budgets, as contemplated in the Option Agreement and for us to act as the operator of the Property. To the date of this report, no work programs have been approved and LSG has borne all costs in connection with operations on the Property.

Underground work has identified 2 high-grade gold-bearing zones that can support mine development utilizing our current infrastructure. The property is now permitted for production and should be mine ready during 2019. It is our intention to then start mining the property. Much of the property remains under-explored and it is our belief that the district’s high-grade, million-ounce ore zones repeat themselves. Further surface and underground exploration work need to be executed.

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

ICN drill hole core and Rotary RC sampling and analytical protocol

All drill core samples were prepared by ICN personnel and either delivered to the assay lab or were picked up on-site by lab personnel. Rotary RC chip drilling samples were collected on-site and transported to Reno by the respective labs. The labs used included ALS Minerals and American Assay Lab. Core was sawn by ALS Minerals and/or ICN personnel. Individual core sampled intervals varied from one to five-foot lengths, based on geologic parameters, and included one-half of the original core material. Rotary RC samples were taken at five-foot intervals entirely. Quality control for all samples included a protocol of inserting duplicate samples, blanks, and known standards, at repeating intervals to maintain .08% check sampling. Lab preparation of Individual samples included crushing and grinding to minus 200 mesh, followed by a 1-ton assay for gold. All samples that initially assayed over 1.0 opt Au were systematically re-assayed.

Third Party Assay Data Audit

Mine Development Associates (MDA Reno), a highly regarded third party NI 43-101 service provider, has audited our drill hole database and performed a comparative QA/QC check assay analysis on selected drilling and determined no inconsistencies to exist and assays were repeatable.

NI 43-101 Update Status

The Company’s original NI 43-101 report was completed on July 12, 2014 by Dana Durgan, QP and AIPG Certified Professional Geologist #10364. A newly revised report for 2019 has been completed and is available for the Company when required.

Metallurgy Reports

To date the Company has had three metallurgy reports prepared. In order they are: Kappes Cassady & Associates located in Reno, NV dated July 10,2006, Newmont Mining located in Carlin, NV dated May 27, 2010, and McClelland Laboratories, Inc. located in Reno, NV dated January 26, 2016. Indications are that the Company can expect at a minimum, an 85% AU recovery from floatation milling. Better recovery is achieved by Agitated Leach processing, which show results closer to +90%. The best recovery results, +95%, due to the high sulphide content of the ore, is achieved through roasting. An additional lab report has been generated by Kappes Cassady & Associates to determine ore compatibility for processing at Scorpio Gold’s milling circuit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments

On November 20, 2018 the Company was issued Water Pollution Control Permit NEV2017109 from the Nevada Department of Environmental Protection (NDEP) regarding production at the property. This Permit authorizes the construction, operation, and closure of approved mining facilities in Esmeralda County, Nevada. The Permit is effective for 5 years until November 20, 2023 and authorizes the processing of 10,000 tons of ore per year from Lode-Star’s underground operations. 100% of the permitting cost has been borne by our largest shareholder, Lode-Star Gold INC.

Unique to the Company’s production permit, the Nevada Department of Environmental Protection has endorsed the Company’s intensions to temporarily store waste rock underground. Once stockpiled, waste rock is brought to the surface to backfill and remediate our historic abandoned mine shafts. This will save the Company the significant time and expense of having to permit and build a surface waste containment facility.

The Company has received its ATF blasting permit. Long term road closures on LSM’s property to curtail public access and ensure safety are underway.

We anticipate being shovel-ready by end of 2019.

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

Mine Development - Drilling the Northeast Corridor

The Company is currently structuring a drill program, targeting expansion of its known gold zones. The Company’s immediate drill program is to define its existing and mineable gold mineralization within the property’s northeast corridor, specifically the Church, Red Hills and Newmont Zones. Current drill budgeting is US$800,000 plus US$200,000 in analytical fees, for a combined total cost of US$1,000,000.

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

Personnel

We have no employees. Apart from consulting fees totaling $12,000 paid in the current nine-month period, our president and CEO, Mark Walmesley, has received no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

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

Results of Operations

The following summary of our results of operations for the three months and nine months ended September 30, 2019 and 2018 should be read in conjunction with our financial statements for the period ended September 30, 2019, included above in Part I, Item 1.

	Three Months Ended September 30		Change
	2019	2018	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	55,163	56,228	(1,065)	(2%)
Operating Loss	(55,163)	(56,228)	1,065	(2%)
Other Expenses	17,373	14,046	3,327	24%
Net Loss	(72,536)	(70,274)	(2,262)	3%

	Nine Months Ended September 30		Change
	2019	2018	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	182,066	226,916	(44,850)	(20%)
Operating Loss	(182,066)	(226,916)	44,850	(20%)
Other Expenses	47,009	42,510	4,499	11%
Net Loss	(229,075)	(269,426)	40,351	(15%)

Revenues

We had no operating revenues during the three-month and nine-month periods ended September 30, 2019 and 2018. We recorded a net loss of $72,536 for the current quarter (2018: $70,274) and $229,075 for the nine months ended September 30, 2019 (2018: $269,426) and have an accumulated deficit of $2,933,449. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses

There were no significant differences in expenses for the third quarter of 2019 compared to that of 2018, other than increased Interest, bank and finance charges. Those increased primarily due to a higher balance of interest-bearing related party loans and mineral option penalty fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Notable changes in expenses for the nine-month period in 2019 compared to 2018 were as follows:

	Nine Months Ended September 30		Increase/(Decrease)
	2019	2018	Amount	Percentage
Consulting services	38,211	75,005	(36,794)	(49%)
Office, foreign exchange and sundry	10,332	14,902	(4,570)	(31%)
Professional fees	36,574	39,895	(3,321)	(8%)

Consulting services were lower in 2019 primarily due to stock-based compensation expense related to options issued in 2015 being fully amortized in 2018, resulting in no expense for those in 2019 but a $56,572 expense in 2018. That decrease was partially offset by a combination of new stock-based compensation expense of $8,450 in 2019 related to stock options issued in Q4 of 2018, along with $12,000 in consulting fees paid in 2019 to the CEO, with no equivalent in 2018.

Office, foreign exchange and sundry expenses were lower in 2019 primarily due to decreased travel expenses.

Professional fees were lower in 2019 primarily due to a $3,000 fee in 2018 from the previous auditor to re-issue their 2016 audit report as part of the transition to the current audit firm.

Balance Sheets at September 30, 2019 and December 31, 2018

Items with notable period-end differences are as follows:

			Change
	September 30, 2019	December 31, 2018	Amount	Percentage
	$	$	$
Due to related parties and accrued interest	1,528,924	1,286,011	242,913	19%
Loans payable and accrued interest	10,819	30,267	(19,448)	(64%)
Additional Paid-In capital	1,626,534	1,618,084	8,450	1%

The increase in Due to related parties resulted from increased related party loans and accrued interest in 2019 of approximately $150,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $93,000.

Loans payable decreased primarily due to repayments totaling $6,000 of loan principal and approximately $11,500 of loan interest, together with accrued interest of approximately $2,000 being forgiven as part of a debt settlement.

Liquidity and Capital Resources

At September 30, 2019, our total assets were $240,471 (December 31, 2018: $238,667) and our total liabilities were $1,543,961 (December 31, 2018: $1,321,532).

Our working capital deficiency at September 30, 2019 and December 31, 2018 and the changes between those dates were as follows:

			Increase/(Decrease)
	September 30, 2019	December 31, 2018	Amount	Percentage
	$	$	$
Current Assets	10,291	8,487	1,804	21%
Current Liabilities	1,543,961	1,321,532	222,429	17%
Working Capital (Deficiency)	(1,533,670)	(1,313,045)	(220,625)	17%

The increase in our working capital deficiency from December 31, 2018 to September 30, 2019 was primarily due to the increase in Due to related parties of approximately $243,000, partially offset by the decrease in Loans payable and accrued interest of approximately $19,000 (each of which are explained above), the increase in Cash of approximately $2,000 and the decrease in Accounts payable of approximately $1,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

	Nine Months Ended September 30		Increase/(Decrease)
	2019	2018	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(82,255)	(59,211)	(23,044)	39%
Financing Activities	84,000	75,000	9,000	12%
Net increase in cash	1,745	15,789	(14,044)	(89%)

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the nine months ended September 30, 2019.

Other than as disclosed in previous reports filed with the SEC, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number
10.8	Amendment to Mineral Option Agreement	8-K	11/06/2019	10.8
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November 2019.

LODE-STAR GOLD INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	November 12, 2019
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	November 12, 2019
Thomas Temkin

EXHIBIT INDEX

Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number
10.8	Amendment to Mineral Option Agreement	8-K	11/06/2019	10.8
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase