Form 10-K
period 2019-12-31
Lode-Star Mining Inc.
filed 2020-03-24
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2019, its most recently completed second fiscal quarter, was $509,088. The stock price used in this calculation was the closing price of the registrant’s stock reported on the OTCQB marketplace on June 27, 2019, the date of trading activity closest to last business day of the registrant’s most recently completed second fiscal quarter. For purposes of calculating this amount only, all executive officers, directors and beneficial owners of 5% or more of the outstanding shares of common stock have been treated as affiliates. At March 23, 2020 50,605,965 shares of the registrant’s common stock were outstanding.

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

We have no revenues, have losses since inception, and have been issued a going concern opinion by our auditor. We are relying upon loans and/or the sale of securities to fund our operations. We have no employees and expect to use outside consultants, advisors, attorneys and accountants as necessary for the next twelve months.

Mineral Property Interest

Further to a Mineral Option Agreement (the “Option Agreement”) dated October 4, 2014, on December 5, 2014, we entered into a subscription agreement (the “Subscription Agreement”) with Lode-Star Gold INC., a private Nevada corporation (“LSG”) in which we agreed to issue 35,000,000 shares of our common stock, valued at $230,180, to LSG in exchange for an initial 20% undivided beneficial interest in and to LSG’s Goldfield property, which made LSG our largest and controlling shareholder.

LSG was incorporated in the State of Nevada on March 13, 1998 for the purpose of acquiring exploration stage mineral properties. It currently has one shareholder, Lonnie Humphries, who is the spouse of Mark Walmesley, our President and Chief Financial Officer. Mr. Walmesley is also the Director of Operations and a director of LSG.

LSG’s Goldfield Bonanza property is comprised of 31 patented mineral claims owned 100% by LSG, located on approximately 460 acres in the district of Goldfield in the state of Nevada (the “Property”). The Property is clear titled, with a 1% Net Smelter Royalty (“NSR”) existing in the favor of the original property owner. LSG has rehabbed approximately 1/2 mile of drift at the 300ft level and completed 22 surface core drill holes for a total of 10,400 ft and 152 underground core drill holes for a total of 23,000ft.

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

ITEM 1.	BUSINESS

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

Amendment to Option Agreement

On October 31, 2019, we entered into an amendment (the “Amendment”) to the Option Agreement with LSG.

Under the Amendment, the exercise of the 60% option was restructured into two separate 30% options, such that we may now earn a 30% interest in the Property (for a total of 50%) (the “Second Option”) by completing the following actions:

●	paying LSG $5 million in cash from the Property’s mineral production proceeds in the form of an NSR royalty (the “Initial Payment”);

●	paying LSG all accrued and unpaid penalty payments under the Option Agreement;

●	repaying to LSG (i) all loans, advances or other payments made by LSG to the Company and (ii) all expenditures on the Property funded by or on behalf of LSG until the date on which the Initial Payment has been completed; and

●	funding all expenditures on the Property until the date on which the Initial Payment has been completed.

Following the exercise of the Second Option, we may earn an additional 30% interest in the Property (for a total of 80%) (the “Third Option”) by completing the following actions:

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

The Amendment also corrects a number of inconsistences in the Option Agreement, updates the defined terms to accommodate the creation of the Second Option and Third Option, and includes our acknowledgements regarding accrued and unpaid penalty payments and amounts owing by us to LSG as of September 30, 2019.

The foregoing description of the Amendment includes a summary of all the material provisions but is qualified in its entirety by reference to the complete text of the Amendment included as Exhibit 10.8 to this report and incorporated herein by reference.

We agreed with LSG that upon the successful completion of a toll milling agreement after permitting is achieved, there will be a basis to form a joint management committee to outline work programs and budgets, as contemplated in the Option Agreement and for us to act as the operator of the Property. To the date of this report LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved in 2020.

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

We issued 35,000,000 shares of our common stock to LSG in the acquisition of our mineral property interest. LSG and its owner control approximately 72 % of the votes eligible to be cast by stockholders in the election of directors and generally. As a result, LSG has the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions.

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

Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares of common stock.

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

Figure 1: Property Location Map

The Property is wholly owned by LSG, the company’s largest shareholder and is clear titled. The 31 patented claims cover an area of approximately 460 acres, or 186 hectares. The claims are owned as private land by LSG, and only annual property taxes must be paid.

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

On February 17, 2017, we executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test. We completed the first test in May 2017 and both companies have determined that further testing needs to be completed to determine a definitive cost analysis and other operational details. The sample processed was historic material stockpiled on the property surface and therefore of limited metallurgical value, but indicative of material that will be run through the mill. Milling throughput did identify specific equipment configuration details that need to be considered for future runs. Both parties agree that additional milling circuitry is needed for the most optimum gold yield. We expect to provide material from our targeted underground zone for more comprehensive milling results.

On January 22, 2020 we executed a toll milling agreement (the “Agreement”) with Scorpio’s affiliate, Goldwedge LLC. The Agreement will allow for the processing of ore delivered from our Property to the 400 ton per day Goldwedge milling facility located in Manhattan, Nevada.

Based on previous metallurgical testing, our ore requires gravity combined with flotation for optimal recoveries of contained precious metals. The Goldwedge milling circuit is currently configured with a gravity recovery circuit. Under the terms of the Agreement, we will advance funds required for the design, engineering, permitting and modifications to the Goldwedge facility to include the addition of a flotation circuit, supporting reagent tanks/silos, secondary lining of process containment ponds, leak detection and monitoring wells associated with fluid containments.

The Agreement provides for us to recoup the advanced funds through a reduction in toll milling rates until all advanced funds have been repaid. Following repayment, the toll charges will revert to standard rates.

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

The high and low bid quotations of our common stock for the 2019 and 2018 quarters are as follows:

	2019		2018
Quarter Ended	High	Low	High	Low
March 31	$0.06	$0.022	$0.038	$0.022
June 30	$0.15	$0.045	$0.035	$0.0249
September 30	$0.056	$0.0425	$0.033	$0.025
December 31	$0.07402	$0.0325	$0.05	$0.022

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

On December 31, 2019, we had 69 shareholders of record of our common stock.

We competed our NI 43-101 report as of January 15, 2020.

Capitalization

Shares

Our authorized capital is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 par value per share.

At December 31, 2019 and to date 50,605,965 (2018: 50,605,965) shares of common stock have been issued. No shares of preferred stock have been issued to date.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2019 and 2018, we had no subscriptions for shares of our common stock.

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

Underground work has identified 2 high-grade gold-bearing zones (see the small yellow stars in Fig. 1. and see Fig. 2.) that can support mine development utilizing our current infrastructure. The property is now permitted for production and should be mine ready by the end of Q2, 2020. It is our intention to then start mining the property. Much of the property remains under-explored and it is our belief that the district’s high-grade, million-ounce ore zones repeat themselves. Further surface and underground exploration work need to be executed. We plan to explore through production and chase our known, high-grade vein zones.

Third Party Assay Data Audit

Mine Development Associates (MDA Reno), a highly regarded, third party NI 43-101 service provider, has audited our drill hole database and performed a comparative QA/QC check assay analysis on selected drilling and determined no inconsistencies to exist and assays were repeatable within both the Red Hills and Church Zones.

NI 43-101 Update Status

We filed an independent Technical Report written in accordance with National Instrument 43-101 - Standards of Disclosure for Mineral Projects (NI 43-101) on our property located in Goldfield, Nevada. Although not required for OTC listing, we had this report prepared under NI 43-101 guidelines to provide a summary of the Goldfield Bonanza Project. This NI 43-101 is required documentation for future possible business transactions and listings on Canadian exchanges. The Technical Report titled “Technical Report on the Goldfield Bonanza Project Esmeralda County Nevada U.S.A.” dated January 15, 2020 has been prepared by Mr. Robert M. Hatch, SME Registered Geologist.

The report is available for review on EDGAR (https://www.sec.gov/edgar/searchedgar/companysearch.html) and SEDAR (https://www.sedar.com/) under Lode-Star Mining’s issuer profile.

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

Fig. 1. - The red vein zones contained in the aerial photo below depict the historic mined veins

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

HISTORIC PRODUCTION

Figure 1a. - Production from Goldfield Mining District

Year	Ore (tons)	Gold (ounces)	● Silver (ounces)
1903		3,419	287
1904	8,000	113,293	19,954
1905	11,700	91,088	8,589
1906	59,628	339,890	15,648
1907	101,136	406,756	71,710
1908	88,152	236,082	30,823
1909	297,199	453,915	33,164
1910	339,219	538,760	117,598
1911	390,431	497,637	126,406
1912	362,777	301,848	125,736
1913	364,785	242,815	153,984
1914	367,166	227,612	129,830
1915	418,935	212,337	165,305
1916	383,456	128,250	129,781
1917	339,488	91,917	78,184
1918*	264,237	58,685	90,560
1919	16,435	35,810	39,912
1920	6,571	7,536	6,081
1921	1,903	7,101	1,761
1922	5,619	12,773	5,755
1923	3,137	4,471	3,613
1924	7,352	4,336	3,982
1925	2,773	5,053	2,369
1925-1960	129,705	168,616	88,967
Total	3,958,104	4,190,000	1,450,000

*	Last year of production by Goldfield Consolidated

SOURCE: Albers and Stewart, 1972

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Geologic Structure

The geologic model that made Goldfield successful still exists today. Fig. 1b. shows the formation of the Goldfield high-grade gold zones which leads to our conclusion that more multi-million-ounce intercepts are possible.

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

CHURCH AND RED HILLS
VEIN ZONES PLAN VIEW
CHURCH VEIN
ZONE
CHURCH
SHAFT
Fault
NEW VEIN
ZONE
FEBRUARY
PREMIER
SHAFT
RH STOPE
300 Level
RED HILLS
AREA
NEWMONT
LODE AREA
EAST
VEIN
ZONE
DECLINE
VEIN
ZONE
WEST VEIN
ZONE
N
0
100
200 feet
LODE-STAR MINING, INC.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
T2 & 3S, R42E
Church, Red Hills and Newmont
Vein Zones Plan Map
Geologist: T. Temkin
Map: JBA Works, Inc. Reno, NV

Red Hills Vein System - Priority 1.

Two major vein zones exist in the Red Hills area, including the Stope veins and the Decline vein (see Fig. 4 on the following page). The respective names refer to the nature of brief mining conducted previously in these areas. As further defined through LSG’s drilling to date, the area referred to as the Stope Veins is comprised of two intersecting vein-filled faults, including the West vein zone and the East vein zone (Fig. 3 below). The average width of each of these vein zones is approximately three feet. Drilling to date suggests the West vein zone to be essentially vertical and near parallel to the East vein zone. The Decline vein zone is also shown on Fig. 3, as a north-northwest trending zone. Drilling on the Decline vein zone indicates a generally westerly dipping feature with an average width of several feet. To date, drilling has yielded very encouraging gold values within each of the vein zones described above. As shown on Figures 4 and 5 on the following page, several high-grade intercepts have been encountered with values up to 75.0 oz/ton gold (East vein zone). Drilling indicates each of these vein zones to be open along strike and at depth.

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
1900
1800
1700
1650
1600
1550
1500
RH STOPE
300 Level
WEST / RH TARGET
EAST / DECLINE TARGET
EAST VEIN ZONE
LODE-STAR MINING, INC.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
0
100
200 feet

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fig. 4. - Red Hills Vein Zones Composite Cross Section

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fig. 5 - Red Hills Vein Zones Plan View

Red Hills Zone Summary

The drilling of this resource area was performed by LSG from 2000 to 2006 and assaying was performed by ALS Chemex. All activity was performed prior to the company’s need to have the drilling be resource NI 43-101 compliant. We assume the zone contains 10,000 ounces of AU (This assumption is non-NI 43-101 compliant). Historic underground mining was executed by chasing veins that yielded pockets of high-grade gold production. It is LSM’s intention to follow the same method and chase its known high-grade gold-bearing veins. LSM’S initial mining stage in the Red Hills area will extract mineralized material from the currently exposed Stope Vein Zone, and the Decline Vein Zone on the 300-foot mine level. Mining dimensions in the Stope Zone are expected to be an average of 4 to 10 feet wide, approximately 80 feet upwards and 100 feet along strike. The mining in the Decline will achieve mineralized material extraction while developing access to lower levels. Eventually the gold mineralization below the 300-foot level in both the Stope and Decline Vein Zones will be removed through the development of a downward spiral ramping approach, ultimately accessing mining depths to approximately the 450-foot mine level. Mine Development Associates has audited LSG’s drilling data base and concluded analyses of drill-sample pulps compared well with the original database gold analyses at grades relevant to the potential underground mining scenario at Red Hills.

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

ICN Resources Drilling

ICN Resources acquired control of the property in March 2011. During that year ICN drilled 26 core holes for a total of 5,795 ft (1,767 m) and an additional 63 RC holes for a total of 27,470 ft (8,375 m). The core holes (hole ID prefixed with “ICN-” ) were drilled largely in the Church Zone and the RC holes (hole ID prefixed with “ICR-”) were utilized to test other exploration targets throughout the property.

The third core hole, ICN-003, returned a weighted-average intercept of 9.5 ft (2.90 m) that assayed 40.8 oz/ton (1.4 kg/t) gold. Eleven holes were then drilled around the ICN-003 discovery hole within a 100 meter by 150-meter area. Additional extraordinary high-grade intercepts included 4.5 ft (1.37 m) in ICN-013 that assayed 51.46 oz/ton (1.76 kg) gold, and a weighted average of 9.5 ft (2.9 m) in ICN-014 that averaged 26.8 oz/ton (918.0 g/t) gold. The next highest-grade intervals are 4 ft (1.22 m) in ICN-023 that averaged 1.46 oz/ton (50 g/t) and 3 ft (.91 m) in ICN-024 that assayed .802 oz/ton (27.5 g/t). All of these high-grade intercepts lie along the same north-northeast structural trend, which also falls in the broader NE corridor of mineralization. See the table below for drill hole intercepts greater or equal to 0.5 oz/ton (17.14 g/t).

ICN’s core drilling showed that the Church Zone is covered by as little as 55 ft (16.9 m) of post-mineral cover. The zone remains open along strike and down-dip and falls within the NE Corridor as defined by mineralization and geophysics.

The RC drilling program was designed to test four areas. Most of the work was focused on the 600-foot (183 m) strike length of the NE Corridor between the Church Zone and the Combination Pit. Six holes were drilled to test the January area, immediately west of the Combination Pit. An additional 19 holes were drilled to test mineralized zones noted by prior exploration programs in the northeastern portion of the claim block, including the Sheets-Ish Silver Pick and Phelan Shaft areas. Five holes were located in the Newmont Lode area to test extensions of known mineralization.

Drilling in the NE Corridor (away from the Church Zone) showed that the structure and alteration persist throughout, and that attractive gold mineralization is present. Numerous lower grade intercepts were encountered, which contained shorter high-grade intervals. The degree of silicification, quartz veining and fracturing in these intercepts indicates that the lower grade intercepts may represent halos to higher grade mineralization. Additional drilling will be required to better delineate these mineralized zones.

ICN Resources Drill Intercepts Greater or Equal To 0.5 oz/ton (17.14 g/t)
Intervals greater than 1.0 oz/ton (34.29 g/t) are in bold.

Hole ID	From m	To m	From ft	To ft	Length ft	Au g/t	Au oz/ton
ICN-001	59.7	60.7	196.0	199.0	3.0	23.2	0.677
ICN-001	60.7	61.6	199.0	202.0	3.0	215.7	6.290
ICN-003	16.9	19.8	55.5	65.0	9.5	1398.6	40.793
Incl.	16.9	18.6	55.5	61.0	5.5	547.3	15.963
Incl.	18.6	19.8	61.0	65.0	4.0	2569.2	74.935
ICN-003	24.8	26.8	81.5	88.0	6.5	57.1	1.665
ICN-008	94.5	95.3	310.0	312.5	2.5	183.6	5.355
ICN-013	28.0	29.4	92.0	96.5	4.5	1,764.2	51.455
ICN-014	25.1	26.1	82.5	85.5	3.0	181.9	5.306
ICN-014	27.0	28.0	88.5	92.0	3.5	2,332.0	68.018
ICN-015	66.4	67.2	218.0	220.5	2.5	24.5	0.714
ICN-018	57.9	59.4	190.0	195.0	5.0	23.5	0.684
ICN-023	64.3	64.9	211.0	213.0	2.0	61.6	1.798
ICN-023	64.9	65.5	213.0	215.0	2.0	37.1	1.081
ICN-024	24.1	25.0	79.0	82.0	3.0	27.6	0.805

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ICN Resources Drill Intercepts Greater or Equal To 0.5 oz/ton (17.14 g/t) (Continued)

Intervals greater than 1.0 oz/ton (34.29 g/t) are in bold.

ICN Resources rotary-reverse circulation
ICR-003	18.3	19.8	60.0	65.0	5.0	39.0	1.138
ICR-003	19.8	21.3	65.0	70.0	5.0	21.7	0.633
ICR-003	39.6	41.1	130.0	135.0	5.0	17.2	0.502
ICR-003	59.4	61.0	195.0	200.0	5.0	19.0	0.554
ICR-031	105.2	106.7	345.0	350.0	5.0	17.3	0.505
ICR-032	64.0	65.5	210.0	215.0	5.0	18.2	0.530
ICR-044	12.2	13.7	40.0	45.0	5.0	28.3	0.826

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

High-grade gold ores (>1.0 oz/ton) typically occur as breccia-matrix and open-space vug fillings within a series of banded quartz-alunite veins, surrounded by pervasively silicified zones that often contain lower-grade gold (>0.05 oz/ton). From 1903 to 1925, about fifteen individual high-grade ore bodies averaging 100,000 tons and yielding 100,000 to 500,000 ounces of gold each were mined from the veins in the immediate vicinity of the Apex of the Main Vein at the Combination pit. Typical dimensions of these ore bodies are approximately 200 feet along strike, 300 feet on dip, and up to 20 feet in width. Of the total tonnage, high-grade ores accounted for 51% mined. The average grade of total gold produced during this period was 1.13 ounces per ton; 96% of total gold produced had an average grade greater than 1 ounce per ton, while 39% of total gold produced had an average grade of 2.9 ounces per ton. The cutoff grade in the district was 0.25 ounces of gold per ton. The majority (75% to 80%) of the district’s gold production occurred from depths of 600 feet or less. The deepest ores mined at Goldfield were 1,900 feet below the surface and approximately 2,500 feet downdip from the apex of the lode.

Unoxidized ore, formed as cavity fillings in brecciated veins, consists of varying proportions of native gold and gold tellurides including calaverite and goldfieldite, as well as sulfosalt minerals including bismuthinite and famatinite, each of which are associated with high-grade gold.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Geophysics

CSAMT

In 2008, Lode-Star Gold contracted Zonge Geophysics to carry out an orientation CSAMT (controlled source, audio-frequency magneto-telluric) survey. The objective was to determine the effectiveness of this technique in detecting resistivity variations that correlate with known gold-bearing quartz vein zones. Five east-west lines were run across the Church-Red Hills-Newmont Zone area for a total of 1.7 line miles (2.7km) of coverage. The results clearly defined several pronounced resistivity gradients with patterns associated with aforementioned areas of known gold mineralization.

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
100 meters
N
Phelan
Red
Top
Pit
Silver
Pick
Sheets-Ish
35
36
Mohawk
R42E T2S
R42E T3S
Jumbo
Pit
January
NE
Corridor
Combination
2
1
Church Zone
Florence
January
White Rock
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

Figure 9 Biogeochemical Interpretive Map

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

ORIGINAL PROJECTION OF COLUMBIA MOUNTAIN FAULT
LIMIT OF SIEBERT COVER
SEARLS' PROJECTION COLUMBIA MOUNTAIN FAULT
SILVER PICK
GMF-9
GMF-7
GMF-8
WESTLEY 0.46-OPT GOLD
GMF-11
GMF-3
GMF-2
GMF-4
WHITEROCK NO. 4
JANUARY-WHITEROCK
NEWMONT 0.50-OPT GOLD
NEWMONT LODE
GMF-5
GMF-1
GMF-6
NEWMONT 0.72-OPT GOLD
GMF-10
FLORENCE
LIMIT OF SIEBERT COVER
MILLTOWN FAULT ZONE
0 400 800 1200 feet
MODIFIED AFTER M. HAMILTON
N
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

Mine Development - Drilling the Northeast Corridor

The Company’s immediate drill program is to define its existing and mineable Gold mineralization within the northeast corridor. See Fig. 11. Specifically, the Church, Red Hills/Decline and Newmont Zones, referred to as the CRN Area. Current drill budget is US$1,800,000 plus $200,000 in analytical fees. Combined total cost: US$2,000,000.

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

Anticipated Cost (Surface) $1,000,000 See Table 11c.

Phase 1

Table 11a. - Red Hills / Decline Zone Drilling Budget

Red Hills Surface	Hole Depth	$/ft	Cost/Hole	# of Holes	Cost	TTl ft Drilled
Core Drilling	1000 avg.	60.00	$ 60,000	6	$ 360,000	6,000
Contingency					$ 40,000
Total Budget				6	$ 400,000	6,000

Sample Prep., Assays, CSAMT interpretation and third-party verification of the drilling results are expected to add a cost of approximately $100,000.

Table 11b. - Church Zone Drilling Budget

Church Zone Surface	Hole Depth	$/ft	Cost/Hole	# of Holes	Price	TTl ft Drilled
Core Drilling	300	50.00	$ 15,000	8	$ 120,000	2,400
Core Drilling	1000	60.00	$ 60,000	4	$ 240,000	4,000
Contingency					$ 40,000
Total Budget				12	$ 400,000	6,400

Sample Prep., Assays, CSAMT interpretation and third-party verification of the drilling results are expected to add a cost of approximately $100,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Phase 2

Table 11c. - Newmont Zone Surface Drilling Budget (Planned)

Newmont Zone Surface	Hole Depth	$/ft	Cost/Hole	# of Holes	Price	TTl ft Drilled
RC Drilling	1000	38.00	$ 38,000	10	$ 380,000	10,000
RC Drilling	500	38.00	$ 19,500	10	$ 190,000	5,000
Core Drilling	1000	60.00	$ 60,000	4	$ 240,000	4,000
Core Drilling	400	50.00	$ 20,000	8	$ 160,000	3,200
Contingency					$ 30,000
Surface Budget				32	$ 1,000,000	22,200

Sample Prep., Assays, CSAMT interpretation and third-party verification of the drilling results are expected to add a cost of approximately $200,000.

Underground Budget	Newmont Underground - Yet to be Determined	Unplanned

Total for Phase 1 planned step-out drilling – Red Hills/Decline Zone and Church Zone

Combined 11a & 11b	Drilling	$ 800,000
	Analytical Fees	$ 200,000
Total		$1,000,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Permitting and Production

On November 20, 2018 we were issued Water Pollution Control Permit NEV2017109 from the Nevada Department of Environmental Protection (NDEP) regarding production at the property. This Permit authorizes the construction, operation, and closure of approved mining facilities in Esmeralda County, Nevada. The Permit is effective for 5 years until November 20, 2023 and authorizes the processing of 10,000 tons of ore per year from Lode-Star’s underground operations. 100% of the permitting cost has been borne by our largest shareholder, Lode-Star Gold INC.

Unique to our production permit, the Nevada Department of Environmental Protection has endorsed our intensions to temporarily store waste rock underground. Once stockpiled, waste rock is brought to the surface to backfill and remediate our historic abandoned mine shafts. This will save us the significant time and expense of having to permit and build a surface waste containment facility.

We have received our blasting permit from the ATF.

Metallurgy Reports

To date we have had three metallurgy reports prepared. In order they are: Kappes Cassady & Associates located in Reno, NV dated July 10,2006, Newmont Mining located in Carlin, NV dated May 27, 2010, and McClelland Laboratories, Inc. located in Reno, NV dated January 26, 2016. Indications are that the Company can expect at a minimum, an 85% AU recovery from floatation milling. Better recovery is achieved by Agitated Leach processing, which show results closer to +90%. The best recovery results, +95%, due to the high sulphide content of the ore, is achieved through roasting. An additional lab report has been generated by Kappes Cassady & Associates to determine ore compatibility for processing at Scorpio Gold’s milling circuit.

Milling

On January 22, 2020 we executed a toll milling agreement (the “Agreement”) with Scorpio Gold Corporation’s affiliate, Goldwedge LLC. The Agreement will allow for the processing of ore delivered from our Property to the 400 ton per day Goldwedge milling facility located in Manhattan, Nevada.

Based on previous metallurgical testing, our ore requires gravity combined with flotation for optimal recoveries of contained precious metals. The Goldwedge milling circuit is currently configured with a gravity recovery circuit. Under the terms of the Agreement, we will advance funds required for the design, engineering, permitting and modifications to the Goldwedge facility to include the addition of a flotation circuit, supporting reagent tanks/silos, secondary lining of process containment ponds, leak detection and monitoring wells associated with fluid containments.

The Agreement provides for us to recoup the advanced funds through a reduction in toll milling rates until all advanced funds have been repaid. Following repayment, the toll charges will revert to standard rates.

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

Detailed internal structure of timbered raise

View of Manway Landing & Ladder

Headframe
Overburden
Surface production
Fan
Open pit
Pillar (horizontal)
Ventilation shaft
Sublevel I
Auxiliary level
Stope
Ramp
Sublevel II
Ore pass
Main shaft
Haulage drift
Underground production

Spiral Design Mining

51-ft. level
81-ft. level
109-ft. level
160-ft. level
Original water level
232-ft. level
283-ft. level
WEST
EAST

Mine Cross Section

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Plan of Operations

Drilling and Mine Development:

The Company’s underground workings are 100% rehabbed and ready to mine. We anticipate being fully mine-ready by Q2 of 2020.

The capital requirement to achieve our next phase of project development is estimated at US$5,000,000.

-	Line items 1, 2, 3 and 5 below, totaling $3,000,000 are required for bulk sampling of the mine’s current workings.

-	Line item 4 accounts for the Development Drilling required to fully assess the property’s resource.

Application of Funds

Item	Major Categories	Cost	Comments
1.	Equipment & Mining Materials	$275,000	Budgeted,
2.	Secondary Escape & Second Production Shaft	$1,000,000	Budgeted
3.	Red Hills/Stope & Decline Vein Zones Mining	$860,000	Budgeted
4.	Drilling the North-East Corridor	$2,000,000	Budgeted
5.	Corporate & General Admin.	$865,000	Budgeted
	Total	$5,000,000	Budgeted

The estimates above are for discussion purposes only. No information contained herein should be considered an official corporate offering. All costing of the application of funds is an estimate and may not exactly match the actual future costs.

The following tables shows the estimated, detailed application of the $5.0 million Total above, by Category, required for step-out property development and gold output from the Red Hills Vein Zone.

1.	Equipment & Mining Materials

Description	Cost	Quantity	Total
a. Blasting Materials and Storage	$30,000	N/A	Stocked
b. Pneumatic Jackleg new	$5,000	4	$20,000
c. Pneumatic Slusher/w bucket used	$20,000	2	Purchased
d. Pneumatic Tugger used	$5,000	1	Purchased
e. Stopers/Buzzies	$2,000	2	Purchased
f. 1-yard used Scoop	$200,000	1	$200,000
g. Compressor	$130,000	1	Leased
h. Hoist Rehab and Retrofitting	$25,000	1	$25,000
i. Ancillary	$30,000	1	$30,000
Total Equipment Items and Cost			$275,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2.	Secondary Escape and Second, Higher Volume Production Shaft

Location	Description	Costs	Comments
300 ft Level	Labor + Equipment	$1,000,000	MSHA Mandated

300 ft Level	Total	$1,000,000	Budgeted

3.	Phase 1. Mining the Red Hills/Stope and Decline Vein Zones

Location	Description	Costs	Comments
RH/St/Dec	Labor Related	$450,000	5-man crew @ 10 hours per day, estimated 15 months to complete
	Ore Grade Control	$50,000	Sampling time and logistics
	Timber	$35,000	Timber Prep, crib, man-way & service raise timbers
	Equipment Maintenance	$30,000	0.5-man hours. $2,000=Tire wear, service & diesel consumption
	Ground Support	$20,000	4' Split Set w/plate& monster mat. Estimated 1000 bolts
	Explosives	$100,000	Ongoing Blasting Materials
	Fuel	$75,000	15 months @ $5,000/month
	Backfill Material	$40,000	Limestone
	Consumables	$5,000	Small hand tools (Fin hoes, drill steel, bits, drivers, axes, nails, etc.
	Utilities	$5,000	24" vent bag, 2" water & 2" air pipe
	Contingency	$50,000
RH	Total	$860,000	Budgeted

4.	Mine Development - Drilling the Northeast Corridor

Description	Cost	Comments
Red Hills / Decline / Church Zone	$800,000	Budgeted
Newmont Zone	$1,000,000	Budgeted
Analytical Fees	$200,000	Budgeted
Total	$2,000,000	Budgeted

7.	General Corporate and Administration Fees

Public Company Administrative Costs	Description	Cost	Comments
	Personnel	$365,000	Budgeted
	Regulatory	$200,000	Budgeted
	General	$300,000	Budgeted
	Total	$865,000	Budgeted

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Personnel

We have no employees. Our president and CEO, our COO and our Corporate Secretary received no compensation in the years ended December 31, 2019 and 2018 for their services, other than stock options issued in 2017, as detailed in Item 11 and $12,000 in consulting fees paid to our CEO in 2019. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary. See Item 10 for information regarding our officers and directors.

Government Regulations

We plan to engage in mineral exploration and are accordingly exposed to environmental risks associated with mineral exploration activity. LSG is currently in the exploration stage on the Property and, pursuant to the Option Agreement, once formal work plans are mutually agreed between us and LSG, we will be the operator.

In general, in Nevada, no government permits are required on mining claims for exploration activities which do not involve the use of powered equipment. Any disturbance of existing land and vegetation by powered means will generally require a permit which will specify that after work is completed land be re-contoured to the original surface and be seeded with native plant species. On unpatented claims with federally owned surface, a “Notice of Intent” must be filed with the BLM for all activities involving the disturbance of five acres (two hectares) or less of the surface. A Notice of Intent will include details on the company submitting the notice, maps of the proposed disturbance, equipment to be utilized, the general schedule of operations, a calculation of the total disturbance anticipated, and a detailed reclamation plan and budget. A bond will be required to ensure reclamation and the amount will be determined by the calculated acreage being disturbed. The notice does not have an approval process associated with it but the bond calculation does have to be approved with a letter from the BLM before work can proceed. It is not necessary to file a Notice of Intent prior to work on land with privately owned surface.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2019 which are included with this Report. See the “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

We recorded a net loss of $296,887 for the year ended December 31, 2019, have an accumulated deficit of $3,001,261 and have had no operating revenues. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Revenues and Net Loss

	Years Ended December 31		Increase/(Decrease)
	2019	2018	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	231,811	273,431	(41,620)	(15%)
Operating Loss	(231,811)	(273,431)	41,620	(15%)
Other Expense	(65,076)	(59,175)	(5,901)	10%
Net Loss	$(296,887)	$(332,606)	$35,719	(11%)

Expenses

Our expenses for the years ended December 31, 2019 and 2018 are shown below:

	Years Ended December 31		Increase/(Decrease)
	2019	2018	Amount	Percentage
Consulting services	$46,274	$82,375	$(36,101)	(44%)
Corporate support services	1,835	1,904	(69)	(4%)
Interest, bank and finance charges	65,076	59,175	5,901	10%
Mineral option fees	100,000	100,000	-	-
Office, foreign exchange and sundry	15,567	16,947	(1,380)	(8%)
Professional fees	45,342	49,348	(4,006)	(8%)
Transfer and filing fees	22,793	22,857	(64)	-
Total Operating and Other Expenses	$296,887	$332,606	$(35,719)	(11%)

Consulting services

We granted stock options to key corporate officers and outside consultants in 2017 and 2018. The related Consulting services expense for the year ended December 31, 2019 based on a Black-Scholes calculation was $10,562, compared to $57,912 in 2018, lower by approximately $47,000. That decrease was partially offset by $12,000 in consulting fees paid to our CEO in 2019, compared to $0 in 2018. The net of those two changes accounted for the majority of the total year over year decrease.

Interest, bank and finance charges

The increase in interest expense in 2019 was mainly due to a net increase of approximately $140,000 in interest-bearing loans and approximately $125,000 in interest-bearing amounts due to LSG for mineral option fees and accrued interest.

Professional fees

The majority of the decrease in Professional fees was the result of no equivalent in 2019 to a fee in 2018 from our previous auditors for reissuance of their 2016 audit report in connection with the comparative figures on our 2017 financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Assets and Liabilities

Balance Sheet items with notable year over year differences are as follows:

	December 31		Change
	2019	2018	Amount	Percentage
Cash	$10,499	$6,508	$3,991	61%
Due to related parties and accrued interest	$1,598,114	$1,286,011	$312,103	24%
Loans payable and accrued interest	$5,819	$30,267	$(24,448)	(81%)
Additional Paid-In Capital	1,628,646	1,618,084	10,562	1%

Cash increased due to the amount of cash provided by loans being approximately $4,000 more than the amount of cash used in operating activities.

Due to related parties and accrued interest increased due to the following:

°	the accrual of mineral option fees and related interest due to LSG totaling approximately $125,000;

°	net cash loan advances from related parties of $110,000;

°	accrued loan interest due to related parties of approximately $41,000; and

°	expenses paid by related parties on our behalf of approximately $36,000

Loans payable and accrued interest decreased due to repayment of loan principal totaling $6,000 and accrued interest of approximately $18,000.

Additional Paid-In Capital increased as a result of the current year expense of a portion of the value assigned to 0.5 million stock options issued November 20, 2018, calculated using the Black-Scholes option pricing model. The expense was charged to Consulting services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Our financial condition at December 31, 2019 and 2018 and the changes between those dates are summarized below:

Working Capital

	December 31		Increase/(Decrease)
	2019	2018	Amount	Percentage
Current Assets	$12,577	$8,487	$4,090	48%
Current Liabilities	1,611,947	1,321,532	290,415	22%
Working Capital (Deficiency)	$(1,599,370)	$(1,313,045)	$(286,325)	22%

Our working capital decreased, as expected, from December 31, 2018 to December 31, 2019, primarily due to ongoing funding from LSG, increasing our current liabilities. In current assets, the majority of the change was due to the increase in cash of approximately $4,000. In current liabilities, majority of the change was due to the increase in amounts due to related parties, comprised of accrued mineral option fees, related party loans, accrued interest, and expenses paid on our behalf by related parties, totaling approximately $312,000, partially offset by the decrease in non-related party loans and accrued interest of approximately $24,000. The changes in assets and liabilities noted here are explained in the Assets and Liabilities section above.

Cash Flows

	Year Ended December 31		Increase/(Decrease)
	2019	2018	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(100,009)	$(79,310)	$(20,699)	26%
Financing Activities	104,000	85,000	19,000	22%
Net increase (decrease) in cash	$3,991	$5,690	$(1,699)	(30%)

As of the date of this report, we have yet to generate any revenues from our business operations. Our principal sources of working capital have been related party loans and funds received as subscriptions for our common stock. For the foreseeable future, we will continue to rely on those sources for funding. We have no assurance that we can successfully engage in any private sales of our securities or that we can obtain any additional loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Commitments

We do not have any commitments as of December 31, 2019 which are required to be disclosed in tabular form.

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

Foreign Currency Accounting

Our functional currency is the U.S. dollar. Branch office activities are generally in Canadian dollars. Transactions in Canadian currency are translated into U.S. dollars as follows:

●	monetary items at the exchange rate prevailing at the balance sheet date;

●	non-monetary items at the historical exchange rate; and

●	revenue and expense items at the rate in effect of the date of transactions.

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

In addition, and as a result of completing the Acquisition, we anticipate that the following critical accounting policies of LSG will also become our critical accounting policies:

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

LODE-STAR MINING INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Lode-Star Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lode-Star Mining Inc. (the "Company") as at December 31, 2019 and 2018, the related statements of operations, cash flows, and changes in stockholders’ deficiency, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We served as the Company's auditor from 2004 to 2014, and commencing again in 2017.

Vancouver, Canada	“Morgan & Company LLP”

March 23, 2020	Chartered Professional Accountants

PO Box 10007, 1630 – 609 Granville Street, Vancouver, British Columbia, Canada V7Y 1A1 Tel: (604) 687 – 5841 Fax: (604) 687 – 0075 www.morgancollp.com

LODE-STAR MINING INC.
BALANCE SHEETS

	DECEMBER 31
	2019	2018
ASSETS

Current assets
Cash	$10,499	$6,508
Prepaid fees	2,078	1,979
Total current assets	12,577	8,487

Mineral Property Interest, unproven	230,180	230,180

Total assets	$242,757	$238,667

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$8,014	$5,254
Due to related parties and accrued interest	1,598,114	1,286,011
Loans payable and accrued interest	5,819	30,267
Total current liabilities	1,611,947	1,321,532

STOCKHOLDERS’ DEFICIENCY

Capital Stock:
Authorized:
480,000,000 voting common shares and 20,000,000 preferred shares	3,425	3,425
Issued:
50,605,965 common shares and no preferred shares at December 31, 2019 and 2018
Additional Paid-In Capital	1,628,646	1,618,084
Accumulated Deficit	(3,001,261)	(2,704,374)
Total stockholders’ deficiency	(1,369,190)	(1,082,865)

Total liabilities and stockholders’ deficiency	$242,757	$238,667

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31
	2019	2018
Revenue	$-	$-

Operating Expenses
Consulting services	46,274	82,375
Corporate support services	1,835	1,904
Mineral option fees	100,000	100,000
Office, foreign exchange and sundry	15,567	16,947
Professional fees	45,342	49,348
Transfer and filing fees	22,793	22,857
Total operating expenses	231,811	273,431

Operating Loss	(231,811)	(273,431)

Other Expenses
Interest, bank and finance charges	(65,076)	(59,175)

Net Loss For The Year	$(296,887)	$(332,606)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	50,605,965	49,241,217

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2019	2018
Operating Activities
Net loss for the year	$(296,887)	$(332,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	85	362
Stock options issued for services	10,562	57,912
Changes in operating assets and liabilities:
Prepaid fees	-	1,746
Accounts payable and accrued liabilities	38,417	34,679
Due to related parties	100,000	100,000
Accrued interest payable	47,814	58,597
Net cash used in operating activities	(100,009)	(79,310)

Financing Activities
Repayment of loans payable	(6,000)	(20,000)
Proceeds from loans payable – related party	110,000	105,000
Net cash provided by financing activities	104,000	85,000

Net Increase in Cash	3,991	5,690

Cash, Beginning of Year	6,508	818

Cash, End of Year	$10,499	$6,508

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$35,657	$37,473

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance, December 31, 2017	49,127,825	1,947	1,512,872	(2,371,768)	(856,949)

Stock options issued for services	-	-	57,912	-	57,912

Shares issued in exchange for debt	1,478,140	1,478	47,300	-	48,778

Net loss for the year	-	-	-	(332,606)	(332,606)

Balance, December 31, 2018	50,605,965	3,425	1,618,084	(2,704,374)	(1,082,865)

Stock options issued for services	-	-	10,562	-	10,562

Net loss for the year	-	-	-	(296,887)	(296,887)

Balance, December 31, 2019	50,605,965	$3,425	$1,628,646	$(3,001,261)	$(1,369,190)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $3,001,261 as of December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Cash consists of cash on deposit with high quality, major financial institutions. For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2019 and 2018, the Company had no cash equivalents.

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
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

To earn the additional 60% interest, the Company was required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter royalty, commencing after December 11, 2014. If the Company fails to make any cash payments to LSG within one year of the date of the option agreement, it is required to pay LSG an additional $100,000, and in any subsequent years in which the Company fails to complete the payment of the entire $5 million, it must make quarterly cash payments to LSG of $25,000.

LODE-STAR MINING INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

3.	MINERAL PROPERTY INTEREST (Continued)

On January 11, 2017, LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at December 31, 2019 was $523,913 (2018: $423,913), with total interest due in the amount of $57,413 (2018: $32,220).

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

See Subsequent Events Note 9.

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

No shares were issued during the year ended December 31, 2019. During the year ended December 31, 2018, the Company issued 1,478,140 common shares in exchange for debt totaling $48,778 owed to a related party, comprised of $40,205 in loans and $8,573 in accrued interest.

LODE-STAR MINING INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

4.	CAPITAL STOCK (Continued)

Options

A total of 10,000,000 options are issued and outstanding, of which 9,750,000 were vested at December 31, 2019.

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to keyoutside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. The options had an estimated grant date fair value of $10,408. For the year ended December 31, 2019, $10,562 (2018 - $1,340)was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.88%, a weighted average life of 5.00years, volatility of 195.37%, and dividend yield of 0%. The valuation used average weekly pricing. At December 31, 2019, the options had an intrinsic value of $7,000 ($2018 - $0) based on the exercise price of $0.06 per option and a market price of $0.074 per share.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $536,750. The options were fully amortized by the end of 2018 so for the year ended December 31, 2019, $0 (2018 - $56,572) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 1.98%, a weighted average life of 4.837 years, volatility of 189.07%, and dividend yield of 0%. The valuation used average weekly pricing. At December 31, 2019, the options had an intrinsic value of $133,000 ($2018 - $0) based on the exercise price of $0.06 per option and a market price of $0.074 per share.

A summary of option activity in the current year and options outstanding at December 31, 2019 is as follows:

	Options
	Issued	Vested	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value (Issued) December 31, 2019
Issued February 14, 2017	9,500,000	9,500,000	$0.06	$0.06	3.13	February 14, 2022	$133,000
Issued November 20, 2018	500,000	-	$0.06	$0.06	4.89	November 20, 2023	$7,000
Balance December 31, 2018	10,000,000	9,500,000			3.21
Issued / Expired / Exercised	-	-	-
Vested	-	250,000
Balance December 31, 2019	10,000,000	9,750,000	$0.06	$0.06	2.21		$140,000

Warrants

During the years ended December 31, 2019 and 2018, no warrants to purchase shares of common stock were issued and no warrants were exercised. At December 31, 2019, warrants issued in 2015 had an intrinsic value of $180,147 (2018 - $6,672) based on the exercise price of $0.02 per warrant and a market price of $0.074 per share.

A summary of warrant activity in the current year and warrants outstanding at December 31, 2019 is as follows:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value December 31, 2019
Balance December 31, 2018	3,336,060	$0.02	$0.02	1.88	November 19, 2020
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at December 31, 2019	3,336,060	$0.02	$0.02	0.89		$180,147

LODE-STAR MINING INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5.	LOANS PAYABLE

At December 31, 2019, the Company had the following loans payable:

i)	$0 (2018: $1,000): unsecured; interest at 15% per annum; originally due on April 20, 2012. Accrued interest payable on the loan at December 31, 2019 was $0 (2018: $3,518). During 2019, the Company reached an agreement with the lender to settle the outstanding principal of $1,000 and accrued interest of $3,555 for a payment of $2,500. Interest of $2,055 was forgiven and credited to interest expense for the year.

ii)	$0 (2018: $5,000): unsecured; interest at 10% per annum from January 10, 2015. Accrued interest payable on the loan at December 31, 2019 was $5,819 (2018: $20,749). During the year ended December 31, 2019, the Company repaid $14,929 of accrued interest (2018: $0) and $5,000 of principal (2018: $20,000). No further interest was required to be accrued after January 10, 2019, when the final principal balance outstanding was repaid.

●	The outstanding principal, and any accrued interest was due and payable on written demand in full (never received) on the earlier of June 9, 2015 or the date on which the Company completes one or more debt or equity financings that generate aggregate gross proceeds of at least $250,000;

●	The Company has the right to repay all or any part of the Principal and any accrued interest to the lender at any time and from time to time, without any premium.

●	There are no changes to the terms as a result of the loan being in default.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At December 31, 2019, the Company had the following amounts due to related parties:

i)	$247,060 (2018: $211,403): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loans at December 31, 2019 was $32,414 (2018: $20,776). During 2019, LSG paid expenses directly on behalf of the Company totaling $35,657 (2018: $37,473).

ii)	$635,000 (2018: $525,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at December 31, 2019 was $98,464 (2018: $69,034). During 2019, the Company borrowed $110,000 (2018: $105,000) from LSG.

iii)	$3,850 (2018: $3,665): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the year was due to fluctuation in the US to Canadian dollar exchange rate.

At December 31, 2019, total interest accrued on the above related party loans was $130,878 (2018: $89,810).

During the year ended December 31, 2019, there was a $185 foreign exchange loss (2018: $362) due to related party loan amounts in non-US currency. No stock-based compensation to related parties was incurred during the year ended December 31, 2019 (2018: $58,246).

During the year ended December 31, 2019, the Company incurred $100,000 (2018: $100,000) in mineral option fees payable to LSG, which have been accrued as of that date. The total amount of such fees due at December 31, 2019 was $523,913 (2018: $423,913), with total interest due in the amount of $57,414 (2018: $32,220).

At December 31, 2019, the total due to related parties of $1,598,115 (2018: $1,286,011) is comprised of the following:

●	Loans and accrued interest - $1,016,788 (2018: $829,878)

●	Mineral option fees payable and accrued interest - $581,327 (2018: $456,133)

During the year ended December 31, 2019, $12,000 (2018: $0) in consulting fees for strategic development was paid to the Company’s President. $0 (2018: $966) was owing to the President for expenses outstanding in accounts payable as at December 31, 2019.

In 2018, the full amount of a loan ($40,205) and accrued interest ($8,573) due to the President was exchanged for 1,478,140 shares of the Company’s common stock.

LODE-STAR MINING INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Notes 3 and 9 for details about the Company’s obligations and commitments.

8.	INCOME TAXES

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

A reconciliation of income tax benefit to the amount computed at the estimated rate of 34% (2018 – 34%) is as follows:

	2019	2018
Expected income tax recovery	$100,900	$113,100
Adjustment for non-deductible amounts	(78,900)	(93,100)
Increase in valuation allowance	(22,000)	(20,000)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2019	2018
Deferred income tax assets
Net operating losses carried forward	$365,400	$343,400
Valuation allowance	(365,400)	(343,400)
	$-	$-

The Company has approximately $1,075,000 (2018: $1,010,000) in net operating losses carried forward which will expire by 2039 if not utilized. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

The Company’s net operating losses carried forward for United States income tax purposes will expire if not utilized, as follows:

2032	$116,010
2033	6,445
2034	6,445
2035	315,203
2036	263,003
2037	244,111
2038	58,752
2039	64,632
$1,074,601

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

LODE-STAR MINING INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

9.	SUBSEQUENT EVENTS

On January 22, 2020 the Company executed a toll milling agreement (the “Agreement”) with Scorpio Gold Corporation’s affiliate, Goldwedge LLC. The Agreement will allow for the processing of ore delivered from the Company’s Property to the 400 ton per day Goldwedge milling facility located in Manhattan, Nevada.

Based on previous metallurgical testing, the Company’s ore requires gravity combined with flotation for optimal recoveries of contained precious metals. The Goldwedge milling circuit is currently configured with a gravity recovery circuit. Under the terms of the Agreement, the Company will advance funds required for the design, engineering, permitting and modifications to the Goldwedge facility to include the addition of a flotation circuit, supporting reagent tanks/silos, secondary lining of process containment ponds, leak detection and monitoring wells associated with fluid containments.

The Agreement provides for the Company to recoup the advanced funds through a reduction in toll milling rates until all advanced funds have been repaid. Following repayment, the toll charges will revert to standard rates.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements regarding accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2019 and 2018, included in this report, have been audited by Morgan & Company LLP, 609 Granville Street, Vancouver, BC, Canada.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. As a result of the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2019, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2019, our internal control over financial reporting was not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented. As a result of the size of the current organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this report, the names, ages and positions of our executive officers and directors were as follows:

Name	Age	Position
Mark Walmesley	62	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Thomas Temkin	66	Chief Operating Officer, Director
Pam Walters	70	Secretary

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

Since 1985, Mr. Walmesley has been the owner and operator of Mark Walmesley, Inc., a private Texas corporation, which specializes in the sale of window etching theft deterrent products that are distributed throughout the United States in the automotive aftermarket industry. Through an established network of agents and car dealerships, he has achieved product fulfillment on millions of vehicles over his 33 year career.

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

Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors on January 19, 2015. Mr. Temkin is a Certified Professional Geologist, a Certified Instructor, Federal Mine Safety and Health Administration (MSHA) and a Qualified Person under National Instrument (NI) 43101, with more than 38 years of experience in the mining industry, primarily in exploration in the Western United States. As senior project manager for several major mining companies, Mr. Temkin has been associated with several advanced gold exploration projects, some of which developed into significant mines. After receiving his Bachelor of Science degree in Economic Geology in 1976 from the Mackay School of Mines, Mr. Temkin began his career as an exploration Geologist. He is currently a consulting geologist working with Lode-Star Gold, Inc. Mr. Temkin has been associated with LSG and the project for over 18 years and has been instrumental through its entire exploration program to date.

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

Audit Committee

We have not appointed members of our audit committee. However, the chairman will be independent within the meaning of applicable SEC rules and NYSE MKT listing standards as an “audit committee financial expert” as defined in the rules and regulations of the SEC, and that is financially literate under the current listing standards of the NYSE MKT. The audit committee has oversight responsibilities regarding matters including:

●	the integrity of our financial statements and our financial reporting and disclosure practices;

●	the soundness of our system of internal controls regarding finance and accounting compliance;

●	the independent registered public accounting firm’s qualifications and independence;

●	the engagement of the independent registered public accounting firm;

●	the performance of our internal audit function and independent registered public accounting firm;

●	our compliance with legal and regulatory requirements in connection with the foregoing;

●	review of related party transactions in accordance with our written policy as to such transactions; and

●	compliance with our Code of Conduct and Ethics.

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

Nominating and Governance Committee

We have not appointed members of our nominating and governance committee. However, the chairman of the committee will be independent within the meaning of the listing standards of NYSE MKT. The nominating and governance committee is authorized to:

●	recommend to the board nominees for election as directors and committee members;

●	develop and recommend to the board a set of corporate governance guidelines;

●	review candidates for nomination for election as directors submitted by directors, officers, employees and stockholders and establish procedures to be followed by stockholders in submitting nominees;

●	recommend to the board non-renomination or removal from the board or a board committee as appropriate;

●	review with the board the requisite skills and characteristics for continuation as board members, the selection of new board members and board composition; and

●	select, retain and evaluate any search firm with respect to the identification of candidates for nomination for election as directors (and our nominating and governance committee shall have the sole authority to approve any such firm’s fees and other retention terms).

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

●	being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

●	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

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

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial, Treasurer and director, Thomas Temkin, our Chief Operating Officer and director, and Pam Walters, our Secretary, for all services rendered in all capacities to us during our fiscal years ended December 31, 2019 and 2018. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Years Ended December 31	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mark Walmesley, CEO (1)	2019	-	-	12,000	12,000
	2018	-	39,357	-	39,357
Thomas Temkin, Director and COO (2)	2019	-	-	-	-
	2018	-	12,594	-	12,594
Pam Walters, Secretary (3)	2019	-	-	-	-
	2018	-	6,295	-	6,295

ITEM 11.	EXECUTIVE COMPENSATION (continued)

(1)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

On February 14, 2017 Mr. Walmesley was granted 5,000,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $290,640. For the year ended December 31, 2019, $0 (2018: $39,357) was included in Consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model. The full amount of the Black Scholes valuation had been amortized by the end of 2018. At December 31, 2019, the options had an intrinsic value of $70,000 based on the exercise price of $0.06 per option and a market price of $0.074 per share.

During the year ended December 31, 2019, we paid Mr. Walmesley $12,000 in consulting fees (2018: $0).

(2)	Thomas Temkin was appointed as our Chief Operating Officer and director on January 19, 2015.

On February 14, 2017 Mr. Temkin was granted 1,600,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $93,004. For the year ended December 31, 2019, $0 (2018: $12,594) was included in Consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model. The full amount of the Black Scholes valuation had been amortized by the end of 2018. At December 31, 2019, the options had an intrinsic value of $22,400 based on the exercise price of $0.06 per option and a market price of $0.074 per share.

(3)	Pam Walters was appointed as our Secretary on April 22, 2015.

On February 14, 2017 Ms. Walters was granted 800,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $46,504. For the year ended December 31, 2019, $0 (2018: $6,295) was included in Consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model. The full amount of the Black Scholes valuation had been amortized by the end of 2018. At December 31, 2019, the options had an intrinsic value of $11,200 based on the exercise price of $0.06 per option and a market price of $0.074 per share.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2019, we had no unvested stock awards held by the named executive officers, which are part of the option awards described in the table notes above.

Benefit Plans

We do not have any pensions plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Director Compensation

We have not compensated any of our directors for their service on the Board. Management directors are not compensated for their service as officers except as detailed in the compensation table above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2019, (iv) up to two executive officers other than the Chief Executive Officer who were serving as executive officers on December 31, 2018 and to whom the company paid more than $100,000 in compensation during the last fiscal year, (v) up to two additional persons to whom the company paid more than $100,000 during the last fiscal year but who were not serving as an executive officer on December 31, 2019 and (vi) all directors and officers as a group. None of the directors, nominees, or officers of the company owned any equity security issued by the company’s subsidiaries. Information with respect to officers, directors and their families is as of December 31, 2019 and is based on the books and records of the company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	2,553,140	5.05%

Thomas Temkin (4)	70,000	0.14%

All executive officers and directors as a group (2 persons)	2,623,140	5.19%

Lode Star Gold INC. (5)	35,000,000	69.16%

Lonnie S. Humphries Non-Exempt Trust (5)	200,000	0.40%

Lonnie S. Humphries	1,369,756	2.71%

1)	Unless otherwise indicated, the address of all named persons is 1 East Liberty Street, Suite 600, Reno, NV 89501

2)	Based on 50,605,965 shares of our common stock issued and outstanding as of December 31, 2019.

3)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

4)	Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors on January 19, 2015.

5)	The person with investment and dispositive authority is Lonnie Humphries.

Changes in Control

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2019, the following amounts were due to related parties:

●	To Lode Star Gold INC., our controlling shareholder (“LSG”): unsecured loans with interest at 5% per annum, with no specific terms of repayment, totaling $882,060 plus accrued interest totaling $130,878, and $523,913 in accrued mineral option fees payable under the terms of our Mineral Option Agreement, plus accrued interest of $57,413.

●	To Lonnie Humphries, the sole shareholder of Lode Star Gold INC., our controlling shareholder: an unsecured, non-interest-bearing loan of $3,850, with no specific terms of repayment

In 2018, the full amount of a loan ($40,205) and accrued interest ($8,573) due to the President was exchanged for 1,478,140 shares of the Company’s common stock.

Other than as described above and in Item 11, Executive Compensation, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that none of our directors meet this definition of independence because they are also our executive officers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2019	$20,042	Morgan & Co LLP
2018	$20,644	Morgan & Co LLP

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019	$0	Morgan & Co LLP
2018	$0	Morgan & Co LLP

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2019	$0	Morgan & Co LLP
2018	$0	Morgan & Co LLP

(4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2019	$0	Morgan & Co LLP
2018	$0	Morgan & Co LLP

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
3.3	Amended and Restated Articles of Incorporation	14-C	11/24/14	3.3
3.4	Omnibus Equity Incentive Plan	14-C	11/24/15	3.4
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	8-K	2/21/12	10.1
10.5	Mineral Option Agreement with Lode Star Gold INC.	8-K	10/09/14	10.1
10.6	Settlement Agreement	8-K	12/16/14	10.2
10.7	Acquisition of Mineral Property Interest	10-K/A2	1/11/2017	10.7
10.8	Amendment to Mineral Option Agreement	8-K	11/06/2019	10.8
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				X
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3
101.INS	XBRL Instance Document	10-K	4/14/14	101.INS
101.SCH	XBRL Taxonomy Extension Schema	10-K	4/14/14	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	4/14/14	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	4/14/14	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	4/14/14	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	4/14/14	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March 2020

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 23, 2020
Mark Walmesley