Form 10-Q
period 2020-03-31
Lode-Star Mining Inc.
filed 2020-05-11
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,605,965 at May 8, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	MARCH 31	DECEMBER 31
	2020	2019

ASSETS

Current assets
Cash	$13,731	$10,499
Prepaid fees	22,145	2,078
Total current assets	35,876	12,577

Mineral Property Interest, unproven	230,180	230,180

Total assets	$266,056	$242,757

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$28,717	$8,014
Due to related parties and accrued interest	1,739,046	1,598,114
Loans payable and accrued interest	-	5,819
Total current liabilities	1,767,763	1,611,947

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:	3,425	3,425
50,605,965 common shares and no preferred shares at March 31, 2020 and December 31, 2019
Additional Paid-In Capital	1,629,637	1,628,646
Accumulated Deficit	(3,134,769)	(3,001,261)
Total stockholders’ deficiency	(1,501,707)	(1,369,190)

Total liabilities and stockholders’ deficiency	$266,056	$242,757

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC. STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2020	2019

Revenue	$-	$-

Operating Expenses
Consulting services	65,850	14,399
Corporate support services	469	458
Mineral option fees	24,988	24,976
Office, foreign exchange and sundry	3,340	5,827
Professional fees	2,270	14,625
Transfer and filing fees	17,662	16,396
Total operating expenses	114,579	76,681

Operating Loss	(114,579)	(76,681)

Other Expenses
Interest, bank and finance charges	(18,929)	(15,278)

Net Loss For The Period	$(133,508)	$(91,959)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,605,965	50,605,965

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2020	2019

Operating Activities
Net loss	$(133,508)	$(91,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	(149)	75
Stock options issued for services	991	2,474
Changes in operating assets and liabilities:
Prepaid fees	(20,242)	(40)
Accounts payable and accrued liabilities	53,343	25,961
Due to related parties	24,988	24,976
Accrued interest payable	12,809	15,095
Net cash used in operating activities	(61,768)	(23,418)

Financing Activities
Repayment of loans payable	-	(5,000)
Proceeds from loans payable – related parties	65,000	30,000
Net cash provided by financing activities	65,000	25,000

Net Increase In Cash	3,232	1,582

Cash, Beginning of Period	10,499	6,508

Cash, End of Period	$13,731	$8,090

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$32,640	$17,019

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $3,134,769 as of March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2019 have been omitted. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

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

The Company’s mineral property interest is a group of thirty-one claims known as the “Goldfield Bonanza Project” (the “Property”), in the State of Nevada. Pursuant to an option agreement dated October 14, 2014 with Lode Star Gold INC. (“LSG”), a private Nevada corporation, the Company acquired an initial 20% undivided interest in and to the mineral claims owned by LSG and an option to earn a further 60% interest in the claims. LSG received 35,000,000 shares of the Company’s common stock and is its controlling shareholder. Until the Company has earned the additional 60% interest, the net smelter royalty will be split 79.2% to LSG, 19.8% to the Company and 1% to the former Property owner.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
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

On January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at March 31, 2020 was $548,901 (December 31, 2019: $523,913), with total interest due in the amount of $64,593 (December 31, 2019: $57,413).

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

4.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,605,965 common shares and no preferred shares. During the three months ended March 31, 2020, the Company did not issue any shares of its common stock.

Options

A total of 10,000,000 options are issued and outstanding, of which 9,750,000 were vested at March 31, 2020. The remaining 250,000 will vest on November 20, 2020.

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. The options had an estimated grant date fair value of $10,408. For the quarter ended March 31, 2020, $991 (Q1 2019 - $2,474) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.88%, a weighted average life of 5 years, volatility of 195.37%, and dividend yield of 0%. At March 31, 2020, the options (including the 250,0000 unvested) had an intrinsic value of $15,000 (December 31, 2019: $7,000) based on the exercise price of $0.06 per option and a market price of $0.09 per share (December 31, 2019: $0.074).

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $536,750. The options were fully expensed by the end of the third quarter of 2018, based on fair value estimates determined using the Black-Scholes option pricing model. Therefore, no related expense was incurred in the current or comparative periods. At March 31, 2020, the options had an intrinsic value of $285,000 (December 31, 2019: $133,000) based on the exercise price of $0.06 per option and a market price of $0.09 per share (December 31, 2019: $0.074).

Summary of option activity in the current three-month period and options outstanding at March 31, 2020:

			Years
			Life Remaining		Years
	Options		(Issued)		Weighted Average		Intrinsic
			Dec 31	Mar 31	Life Remaining		Value
	Issued	Vested	2019	2020	(Issued)	Expiry Date	(Issued)

Issued February 14, 2017 Exercise Price: $0.06	9,500,000	9,500,000	2.13	1.88		February 14, 2022	$285,000

Issued November 20, 2018 Exercise Price: $0.06	500,000	250,000	3.89	3.64		November 20, 2023	$15,000

Balance December 31, 2019	10,000,000	9,750,000			2.21

Issued / Expired / Exercised	-	-
Vested	-	-

Balance March 31, 2020	10,000,000	9,750,000			1.96		$300,000

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

4.	CAPITAL STOCK (Continued)

Warrants

During the three months ended March 31, 2020 and March 31, 2019, no warrants to purchase shares of common stock were issued, exercised or expired. At March 31, 2020, warrants issued in 2015 had an intrinsic value of $233,524 (December 31, 2019: $180,147), based on the exercise price of $0.02 per warrant and a market price of $0.09 per share (December 31, 2019: $0.074).

Summary of warrant activity in the current three-month period and warrants outstanding at March 31, 2020:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2019	3,336,060	$0.02	$0.02	0.89	November 19, 2020	$180,847
Issued / Expired / Exercised	-
Balance outstanding and exercisable at March 31, 2020	3,336,060	$0.02	$0.02	0.64	November 19, 2020	$233,524

5.	LOANS PAYABLE

During the quarter ended March 31, 2020, the Company repaid $5,819, which was the outstanding accrued interest due on a non-related party loan. During the year ended December 31, 2019, the Company repaid $14,929 of accrued interest and $5,000 of principal of the loan.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At March 31, 2020, the Company had the following amounts due to related parties:

i)	$279,701 (December 31, 2019: $247,060): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loans at March 31, 2020 was $35,614 (December 31, 2019: $32,414). During the current quarter, LSG paid expenses directly on behalf of the Company totaling $32,640 (Q1 2019: $17,512).

ii)	$660,000 (December 31, 2019: $635,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at March 31, 2020 was $106,575 (December 31, 2019: $98,464). During the current quarter, the Company borrowed $25,000 (Q1 2019: $30,000) from LSG.

iii)	$3,525 (December 31, 2019: $3,850): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the quarter was due to fluctuation in the US to Canadian dollar exchange rate.

iv)	$40,000 (December 31, 2019: $0): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the controlling shareholder of LSG. Accrued interest payable on the loan at March 31, 2020 was $137 (December 31, 2019: $0).

At March 31, 2020, total interest accrued on the above related party loans was $142,326 (December 31, 2019: 130,878).

During the current quarter, there was a $325 foreign exchange gain (Q1 2019: $75 loss) due to a related party loan amount in non-US currency. No stock-based compensation to related parties was incurred during the current quarter or in Q1 2019:

During the current quarter, the Company incurred $24,988 (Q1 2019: $24,976) in mineral option fees payable to LSG, which have been accrued as of that date. The total amount of such fees due at March 31, 2020 was $548,901 (December 31, 2019: $523,913), with total interest due in the amount of $64,593 (December 31, 2019: $57,414).

At March 31, 2020, the total due to related parties of $1,739,046 (December 31, 2019: $1,598,115) was comprised of the following:

●	Loans and accrued interest - $1,125,552 (December 31, 2019: $1,016,788)

●	Mineral option fees payable and accrued interest - $613,494 (December 31, 2019: $581,327)

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

During the current quarter, $25,000 (Q1 2019: $6,000) in consulting fees for strategic and mine development was accrued and payable to the Company’s President at March 31, 2020. Also at March 31, 2020, $996 (December 31, 2019: $0) was owing to the President for expenses outstanding in accounts payable.

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 3 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion includes certain forward-looking statements that reflect our plans, estimates and our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

Mineral Property Interest

Further to a Mineral Option Agreement (the “Option Agreement”) dated October 4, 2014, on December 5, 2014, we entered into a subscription agreement (the “Subscription Agreement”) with Lode Star Gold INC., a private Nevada corporation (“LSG”) in which we agreed to issue 35,000,000 shares of our common stock, valued at $230,180, to LSG in exchange for an initial 20% undivided beneficial interest in and to LSG’s Goldfield property (the “Acquisition”), which made LSG our largest and controlling shareholder.

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

The Option Agreement can be found as Exhibit 10.1 to our report filed on Form 8-K on October 9, 2014 and is incorporated herein by reference. The Subscription Agreement can be found as Exhibit 10.7 to our report filed on Form 10-K/A on January 11, 2017 and is incorporated by reference.

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

The foregoing description of the Amendment includes a summary of all the material provisions but is qualified in its entirety by reference to the complete text of the Amendment included as Exhibit 10.8 to our report filed on Form 8-K on November 6, 2019 and incorporated herein by reference.

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

Milling

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

On January 22, 2020, we executed a toll milling agreement (the “Agreement”) with Scorpio’s affiliate, Goldwedge LLC. The Agreement will allow for the processing of ore delivered from the Property to the 400 ton per day Goldwedge milling facility located in Manhattan, Nevada.

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

Property - Previous Exploration Work, Mineralization and State of Exploration

The Property is wholly owned by LSG, our largest shareholder, and is clear titled. A 1% net smelter royalty exists in the favor of the original property owner. The property consists of 31 patented claims on approximately 460 acres. LSG, over the past 15 years and continuing, has spent close to $8 million on underground rehab of approximately 1/2 mile of drift at the 300ft sub-surface level. LSG also executed 22 surface core drill holes for a total of 10,400ft and 152 underground core drill holes for a total of 23,000ft.

It is important to note the following sample preparation and quality controls used by LSG and by ICN, a previous operator of the Property:

Lode Star Gold drill hole core sampling and analytical protocol

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

Underground work has identified 2 high-grade gold-bearing zones that can support mine development utilizing our current infrastructure. The property is now permitted for production and is mine ready.

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

Metallurgy Reports

To date we have had three metallurgy reports prepared. In order they are: Kappes Cassady & Associates located in Reno, NV dated July 10,2006, Newmont Mining located in Carlin, NV dated May 27, 2010, and McClelland Laboratories, Inc. located in Reno, NV dated January 26, 2016. Indications are that we can expect at a minimum, an 85% AU recovery from floatation milling. Better recovery is achieved by Agitated Leach processing, which show results closer to +90%. The best recovery results, +95%, due to the high sulphide content of the ore, is achieved through roasting. An additional lab report was generated by Kappes Cassady & Associates to determine ore compatibility for processing at Scorpio Gold’s milling circuit.

Key Developments

On November 20, 2018 we were issued Water Pollution Control Permit NEV2017109 from the Nevada Department of Environmental Protection (NDEP) regarding production at the property. This Permit authorizes the construction, operation, and closure of approved mining facilities in Esmeralda County, Nevada. The Permit is effective for 5 years until November 20, 2023 and authorizes the processing of 10,000 tons of ore per year from Lode-Star’s underground operations. 100% of the permitting cost has been borne by our largest shareholder, Lode Star Gold INC.

Unique to our production permit, the Nevada Department of Environmental Protection has endorsed the Company’s intensions to temporarily store waste rock underground. Once stockpiled, waste rock is brought to the surface to backfill and remediate our historic abandoned mine shafts. This will save us the significant time and expense of having to permit and build a surface waste containment facility.

We have received our ATF blasting permit. Long term road closures on the Property to curtail public access and ensure safety are underway.

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

Mine Development - Drilling the Northeast Corridor

For technical details, see our report filed on Form 10-K for the year ended December 31, 2019. The Property’s Red Hills and Church zones can support mine development utilizing the Company’s current infrastructure. Underground mining in the Red Hills area will extract ore on the 300-level. We anticipate mining to begin by the end of 2020. We plan to initially mine 10,000 tons of material per year at a rate of approximately 50 tons per day.

We have a $5.0 million exploration and mine development program that is focused on defining the Property’s existing and mineable gold mineralization; to advance the geologic modeling in preparation for mining; and bulk sampling of the Project’s current underground workings as well as for working capital purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Details of the development program are as follows:

Item	Major Categories	Cost
1.	Equipment & Mining Materials	$275,000
2.	Secondary Escape & Second Production Shaft	$1 million
3.	Red Hills/Stope & Decline Vein Zones Mining	$860,000
4.	Drilling the Northeast Corridor	$2 million
5.	Corporate & General Admin.	$865,000
	Total	$5 million

Line items 1, 2, 3 and 5 above, totalling $3.0 million are required for bulk sampling of the Property’s current workings.

Line item 4 accounts for the Development Drilling totalling $2.0 million required to fully assess the Northeast Corridor.

The estimates above are for planning purposes only. No information contained herein should be considered an official corporate offering. The application of funds shown above is an estimate and may not exactly match the actual future costs.

Funding

All of our ongoing operations, since the inception of our Mineral Option Agreement on October 4, 2014, have been funded by monies advanced to us by Lode Star Gold INC. (LSG) our largest shareholder. We do not currently have enough funds to carry out our entire plan of operations, so we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. There is no assurance that we will be successful in completing any such financings

If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options, although we cannot provide any assurance that any such options will be available to us or on terms reasonably acceptable to us. Further, if we are unable to secure any additional financing then we plan to reduce the amount that we spend on our operations, including our management-related consulting fees and other general expenses, so as not to exceed the capital resources available to us. Regardless, our current cash reserves and working capital will not be sufficient for us to sustain our business for the next 12 months, even if we decide to scale back our operations.

Personnel

We have no employees. Apart from periodic consulting fees, our president and CEO, Mark Walmesley, receives no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

Our Chief Operating Officer, Thomas Temkin, who is also a director, is a Certified Professional Geologist and a Qualified Person under National Instrument (NI) 43101, with more than 40 years of experience in the mining industry, primarily in exploration in the Western United States. He is currently a consulting geologist working with LSG. Mr. Temkin has been associated with LSG and the Property for over 20 years and has been instrumental through its entire exploration program to date.

Our Corporate Secretary, Pam Walters, has been associated with the mining industry for over 25 years and has managed the corporate finance and business operations of LSG and its owners.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues to-date and we cannot currently estimate the timing of any possible future revenues. Our only source of cash at this time is from loans or investments by others in our common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2020 which are included above in Part I, Item 1.

	Three Months Ended March 31		Change
	2020	2019	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	114,579	76,681	37,898	49%
Operating Loss	(114,579)	(76,681)	(37,898)	49%
Other Income (Expense)	(18,929)	(15,278)	(3,651)	24%
Net Loss	(133,508)	(91,959)	(41,549)	45%

Revenues

We had no operating revenues during the three-months ended March 31, 2020 and 2019. We recorded a net loss of $133,508 for the current quarter and have an accumulated deficit of $3,134,769. The possibility and timing of revenue being generated from our mineral property interest remains uncertain

Expenses

Notable year over year differences in expenses for the first quarter are as follows:

	Three Months Ended March 31		Increase/(Decrease)
	2020	2019	Amount	Percentage
	$	$	$
Consulting services	65,850	14,399	51,451	357%
Professional fees	2,270	14,625	(12,355)	(85%)
Interest, bank and finance charges	18,929	15,278	3,651	24%

Consulting services expense was higher in the first quarter of 2020 primarily due to a combination of the following:

●	Q1 2020 included approximately $34,000 paid to an advisory firm for assistance in exploring fund raising opportunities, with no equivalent expense in Q1 2019.

●	The expense that related to options granted during 2018 was approximately $1,000 less in Q1 2020 than in Q1 2019.

●	Consulting fees paid to our President for strategic and mine development were $19,000 higher in Q1 2020 than in Q1 2019.

Professional fees were lower in the first quarter of 2020 primarily due to audit services of approximately $12,000 for the 2018 year-end being invoiced in Q1 2019, while the equivalent services for the 2019 year end were not yet invoiced in 2020.

Interest, bank and finance charges were higher primarily due to the ongoing increase in loans from LSG.

Balance Sheets at March 31, 2020 and December 31, 2019

Items with notable period-end differences are as follows:

			Change
	March 31, 2020	December 31, 2019	Amount	Percentage
	$	$	$
Prepaid fees	22,145	2,078	20,067	966%
Accounts payable and accrued liabilities	28,717	8,014	20,703	258%
Due to related parties and accrued interest	1,739,046	1,598,114	140,932	9%
Loans payable and accrued interest	-	5,819	(5,819)	(100%)

Prepaid fees increased approximately $3,000 due to a retainer paid for audit services and approximately $17,000 due to amounts paid towards the addition of the Goldwedge mill floatation circuit, which will be recovered through a milling rate reduction.

Accounts payable increased principally due to the accrual of $25,000 in consulting fees to our President for Q1 2020, with no equivalent at December 31, 2019. That was partially offset by the decrease of approximately $6,000 in amounts due at December 31, 2019 for legal and audit services that were paid in the current quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase in Due to related parties resulted from increased related party loans and accrued interest in the current period of approximately $109,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $32,000.

Loans payable decreased due to the repayment of all outstanding accrued interest on non-related party loans. All outstanding principal of the non-related party loans was repaid or settled in 2019.

Liquidity and Capital Resources

At March 31, 2020, our total assets were $266,056 and our total liabilities were $1,767,763. Our working capital deficiency at March 31, 2020 and December 31, 2019 and the changes between those dates were as follows:

			Increase/(Decrease)
	March 31,2020	December 31,2019	Amount	Percentage
	$	$	$
Current Assets	35,876	12,577	23,299	185%
Current Liabilities	1,767,763	1,611,947	155,816	10%
Working Capital Deficiency	(1,731,887)	(1,599,370)	(132,517)	8%

The increase in our working capital deficiency from December 31, 2019 to March 31, 2020 was primarily due to the increases in Accounts payable of approximately $21,000 and in Due to related parties of approximately $141,000, partially offset by the increase in Prepaid fees of approximately $20,000, together with the decrease of approximately $6,000 in Loans payable and accrued interest (each of which are explained above) and the increase in Cash of approximately $3,000 (see below).

Cash Flows

	Three Months Ended March 31		Increase/(Decrease)
	2020	2019	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(61,768)	(23,418)	(38,350)	164%
Financing Activities	65,000	25,000	40,000	160%
Net increase in cash	3,232	1,582	1,650	104%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the period ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31, 2020.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May 2020.

LODE-STAR MINING INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	May 8, 2020
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	May 8, 2020
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase