Form 10-Q
period 2020-06-30
Lode-Star Mining Inc.
filed 2020-07-27
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,605,965 as of July 27, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS
(Unaudited)

	JUNE 30	DECEMBER 31
	2020	2019

ASSETS

Current assets
Cash	$8,433	$10,499
Prepaid fees	32,688	2,078
Total current assets	41,121	12,577

Mineral Property Interest, unproven	230,180	230,180

Total assets	$271,301	$242,757

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$49,632	$8,014
Due to related parties and accrued interest	1,833,261	1,598,114
Loans payable and accrued interest	-	5,819
Total current liabilities	1,882,893	1,611,947

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,0000 preferred shares with a par value of $0.001 per share
Issued:	3,425	3,425
50,605,965 common shares and no preferred shares at June 30, 2020 and December 31, 2019
Additional Paid-In Capital	1,630,625	1,628,646
Accumulated Deficit	(3,245,642)	(3,001,261)
Total stockholders’ deficiency	(1,611,592)	(1,369,190)

Total liabilities and stockholders’ deficiency	$271,301	$242,757

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	31,632	8,834	97,482	23,233
Corporate support services	452	469	921	927
Exploration and evaluation	6,410	-	6,410	-
Mineral option fees	25,000	25,012	49,988	49,988
Office, foreign exchange and sundry	3,722	1,882	7,062	7,709
Professional fees	20,934	12,102	23,204	26,727
Transfer and filing fees	2,357	1,923	20,019	18,319
Total operating expenses	90,507	50,222	205,086	126,903

Operating Loss	(90,507)	(50,222)	(205,086)	(126,903)

Other Expenses
Interest, bank and finance charges	(20,366)	(14,358)	(39,295)	(29,636)

Net Loss For The Period	$(110,873)	$(64,580)	$(244,381)	$(156,539)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	50,605,965	50,605,965	50,605,965	50,605,965

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30
	2020	2019

Operating Activities
Net loss for the period	$(244,381)	$(156,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(92)	155
Stock options issued for services	1,979	5,446
Changes in operating assets and liabilities:
Prepaid fees	(30,717)	(84)
Accounts payable and accrued liabilities	98,182	25,384
Due to related parties	49,988	49,988
Accrued interest payable	32,975	22,754
Net cash used in operating activities	(92,066)	(52,896)

Financing Activities
Repayment of loans payable	-	(6,000)
Proceeds from loans payable – related parties	90,000	65,000
Net cash provided by financing activities	90,000	59,000

Net (Decrease) Increase In Cash	(2,066)	6,104

Cash, Beginning of Period	10,499	6,508

Cash, End of Period	$8,433	$12,612

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$56,564	$24,050

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $3,245,642 as of June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2019, have been omitted. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
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

On January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at June 30, 2020 was $573,901 (December 31, 2019: $523,913), with total interest due in the amount of $72,170 (December 31, 2019: $57,414).

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

On January 22, 2020, the Company executed a toll milling agreement (the “Agreement”) with Scorpio Gold Corporation’s affiliate, Goldwedge LLC. The Agreement will allow for the processing of ore delivered from the Company’s Property to the 400 ton per day Goldwedge milling facility located in Manhattan, Nevada.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

4.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,605,965 common shares and no preferred shares. During the six months ended June 30, 2020, the Company did not issue any shares of its common stock.

Options

A total of 10,000,000 options are issued and outstanding, of which 9,750,000 were vested at June 30, 2020. The remaining 250,000 will vest on November 20, 2020.

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. The options had an estimated grant date fair value of $10,408. For the six month period ended June 30, 2020, $1,979 (June 30, 2019 - $5,446) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.88%, a weighted average life of 5 years, volatility of 195.37%, and dividend yield of 0%. At June 30, 2020, the options (including the unvested 250,000) had an intrinsic value of $40,000 (December 31, 2019: $7,000) based on the exercise price of $0.06 per option and a market price of $0.14 per share on the closest trading date (December 31, 2019: $0.074).

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $536,750. The options were fully expensed by the end of the third quarter of 2018, based on fair value estimates determined using the Black-Scholes option pricing model. Therefore, no related expense was incurred in the current 2020 period or the comparative 2019 period. At June 30, 2020, the options had an intrinsic value of $760,000 (December 31, 2019: $133,000) based on the exercise price of $0.06 per option and a market price of $0.14 per share on the closest trading date (December 31, 2019: $0.074).

Summary of option activity in the current six-month period and options outstanding at June 30, 2020:

			Years
			Life Remaining		Years		Jun 30, 2020
	Options		(Issued)		Weighted Average		Intrinsic
			Dec 31	Jun 30	Life Remaining		Value
	Issued	Vested	2019	2020	(Issued)	Expiry Date	(Issued)

Issued February 14, 2017 Exercise Price: $0.06	9,500,000	9,500,000	2.13	1.63		February 14, 2022	$760,000
Issued November 20, 2018 Exercise Price: $0.06	500,000	250,000	3.89	3.39		November 20, 2023	$40,000

Balance December 31, 2019	10,000,000	9,750,000			2.21

Issued / Expired / Exercised	-	-
Vested	-	-

Balance June 30, 2020	10,000,000	9,750,000			1.71		$800,000

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

4.	CAPITAL STOCK (Continued)

Warrants

During the six months ended June 30, 2020, no warrants to purchase shares of common stock were issued, exercised, or expired. At June 30, 2020, warrants issued in 2015 had an intrinsic value of $400,327 (December 31, 2019: $180,147), based on the exercise price of $0.02 per warrant and a market price of $0.14 per share on the closest trading date (December 31, 2019: $0.074).

Summary of warrant activity in the current six-month period and warrants outstanding at June 30, 2020:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2019	3,336,060	$0.02	$0.02	0.89	November 19, 2020	$180,847
Issued / Expired / Exercised	-
Balance outstanding and exercisable at June 30, 2020	3,336,060	$0.02	$0.02	0.39	November 19, 2020	$400,327

5.	LOANS PAYABLE

During the six-month period ended June 30, 2020, the Company repaid $5,819, which was the outstanding accrued interest due on a non-related party loan. During the year ended December 31, 2019, the Company repaid $14,929 of accrued interest and $5,000 of principal of the loan.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At June 30, 2020, the Company had the following amounts due to related parties:

i)	$303,625 (December 31, 2019: $247,060): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loans at June 30, 2020 was $39,268 (December 31, 2019: $32,414). During the current six months, LSG paid expenses directly on behalf of the Company totaling $56,564 (2019: $24,050).

ii)	$685,000 (December 31, 2019: $635,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at June 30, 2020 was $115,012 (December 31, 2019: $98,464). During the current six months, the Company borrowed $50,000 (2019: $65,000) from LSG.

iii)	$3,650 (December 31, 2019: $3,850): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the six months was due to fluctuation in the US to Canadian dollar exchange rate.

iv)	$40,000 (December 31, 2019: $0): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the controlling shareholder of LSG. Accrued interest payable on the loan at June 30, 2020 was $635 (December 31, 2019: $0).

At June 30, 2020, total interest accrued on the above related party loans was $154,915 (December 31, 2019: 130,878).

During the current six-month period, there was a $200 foreign exchange gain (2019: $155 loss) due to a related party loan amount in non-US currency. No stock-based compensation to related parties was incurred during the current six-month period or to the end of Q2, 2019.

During the current six-month period, the Company incurred $49,988 (2019: $49,988) in mineral option fees payable to LSG, which have been accrued. The total amount of such fees due at June 30, 2020 was $573,901 (December 31, 2019: $523,913), with total interest due in the amount of $72,170 (December 31, 2019: $57,414).

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

At June 30, 2020, the total due to related parties of $1,833,261 (December 31, 2019: $1,598,114) was comprised of the following:

●	Loans and accrued interest - $1,187,190 (December 31, 2019: $1,016,788)

●	Mineral option fees payable and accrued interest - $646,071 (December 31, 2019: $581,326)

During each of the quarters in the current period, $25,000 (Q2 and Q1 2019: $Nil) in consulting fees for strategic and mine development was accrued as payable to the Company’s President. At June 30, 2020, the total of such fees payable was $42,500 (December 31, 2019: $0).

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

Metallurgy Reports

To date the Company has had three metallurgy reports prepared. In order they are: Kappes Cassady & Associates located in Reno, NV dated July 10, 2006, Newmont Mining located in Carlin, NV dated May 27, 2010, and McClelland Laboratories, Inc. located in Reno, NV dated January 26, 2016. Indications are that we can expect at a minimum, an 85% AU recovery from floatation milling. Better recovery is achieved by Agitated Leach processing, which show results closer to +90%. The best recovery results, +95%, due to the high sulphide content of the ore, is achieved through roasting. An additional lab report has been generated by Kappes Cassady & Associates to determine ore compatibility for processing at Scorpio Gold’s milling circuit.

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

Unique to our production permit, the Nevada Department of Environmental Protection has endorsed the Company’s intentions to temporarily store waste rock underground. Once stockpiled, waste rock is brought to the surface to backfill and remediate our historic abandoned mine shafts. This will save us the significant time and expense of having to permit and build a surface waste containment facility.

We have received our ATF blasting permit. Long term road closures on the Property to curtail public access and ensure safety are underway.

Recent Events

The Covid-19 pandemic has had minimal effect on the execution of our milestones.

Manpower:

We now have a crew of 4 miners and 1 grade-control geologist working underground. The manpower component allows for mine development to advance in multiple headings.

Milling:

We signed a Toll Milling Agreement with Scorpio Gold Corporation’s affiliate, Goldwedge LLC. The Agreement allows for the processing of ore delivered from our Goldfield Bonanza Project to Scorpio’s 400 ton per day Goldwedge milling facility located in Manhattan, Nevada. Under the terms of the Agreement, we are to advance funds required for the design engineering, permitting and mill modifications for a new flotation circuit. To date the design engineering work has been completed and Scorpio filed for its Goldwedge mill modification permit with the Nevada Department of Environmental Protection (NDEP) on May 5, 2020. Lode-Star Gold, INC, our largest shareholder, has purchased the flotation equipment to be placed within the Goldwedge milling system.

The filing of the mill modification application on May 5, 2020 started the clock running with NDEP. We anticipate a favorable permitting outcome sometime in November which will allow us to proceed with the flotation circuit installation. Lode-Star Gold has, so far, purchased 26 50cu.ft. MinPro Flotation Cells on our behalf. Included are two banks of 10 cells designated as roughers and cleaners with the remaining bank of 6 cells as scavengers. These components have been delivered. The drum filter and vacuum system has been completed and is awaiting delivery. All other items are more readily available and can be purchased closer to actual installation need.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mine Development:

Since the beginning of the year Lode-Star Gold staff have completed underground rehabilitation and progressed the Bonanza Project into mine development. The project currently has two headings in which we intend to conduct mining. Respectively, these are named the Red Hills Stope Zone and Decline Vein Zone. In February, we commenced blasting inside these zones to assess the nature of rock breakage and refine blasting technique. It is essential that we apply a highly disciplined ore grade control. To date we have executed 9 gold zone blasts. Each blast has been catalogued and compartmentalized for further metallurgical testing. Additional muck bays are being developed for storage. The plan is to develop the capacity for 1600 tons of underground storage for stockpiling of ore for delivery to Scorpio once mining commences. Samples for grade control have been analyzed in Scorpio’s Mineral Ridge Gold laboratory. Scorpio has assayed a variety of grade-control samples including channel samples, blast-hole samples and muck pile samples. We continue to refine our blasting technique and most recent blasts have been very well shaped. We are now understanding breakage patterns and rock shatter variability between ore and waste. Our April 30 blast in the Red Hills Stope zone yielded high grade assays from channel sampling including SC014A and SC014B, of 8.09 oz/ton Au and 1.75 oz/ton Au, respectively, and a muck sample SM-11, that assayed 2.65 oz/ton Au. Our May 14 sampling in the Red Hills Stope zone yielded another series of high grade assays in blast hole SB014 coming in at 3.559/(3.550 repeat assay) oz/ton Au and muck pile sample SM-013 coming in at 6.248/(6.240 repeat assay) oz/ton Au. We view these measurements as encouraging as we proceed towards being mineable.

We expect to soon file our mine plan with MSHA and commence creating our Secondary Escape-way (an MSHA requirement). The development plan for the Escape-way is to repurpose either the property’s existing historical Church shaft or January Whiterock shaft and ultimately incorporate additional hoisting capability for ore. This should double our daily extraction capability. The outcome of our drilling campaign, as outlined below, will allow us to decide which shaft to use.

Step Out Drilling and Exploration:

We are now focusing on both surface and, if proven necessary, underground drilling. The Company has engaged Titan Drilling out of Elko, NV to commence a modest drill program in July 2020. The plan will be to drill approximately twelve holes at a rate of two to three holes per month. This conservative drilling rate will give us time to assay each hole before we methodically drill the next. The objective is to understand the geometry of this gold bearing zone and to identify additional cross cutting features.

The immediate target area, as described in our most recent NI 43-101, is the high-grade area referred to as the Church Vein Zone. This zone measures up to 40 feet in width and trends at least 600 feet north-northeasterly, immediately west of the Church shaft. Drilling by ICN in 2011 included 19 core holes with varying results. Some holes did not hit the intended target and will be re-drilled to better test the target. As drilling progressed into the vein area, marginal gold was identified. Three holes, ICN-003, ICN-013 and ICN-014 (results below) hit solid high- grade intercepts which need further drilling to define. (Grams per Metric Tonne = 34.2857).

Hole ICN-003: included 9.5 ft (2.90 m) weighted averaged assays of 40.79 oz/ton (1398.6 g/t) gold. Hole ICN-013: included 4.5 ft (1.37 m) with 51.46 oz/ton (1764.2 g/t) gold. Hole ICN-014: included 3.5 ft (1.00 m) with 68.02 oz/ton (2332.0 g/t) gold. Hole ICN-001 included 3.0 ft (0.90 m) with averaged assays of 6.29 oz/ton (215.7 g/t) gold and ICN-023 included 4.0 ft (1.22 m) with averaged assays of 1.44 oz/ton (49.35 g/t) gold.

The figure below indicates the relationship between the overall ICN core drilling, high-grade gold intercepts, underground workings, the Church shaft, January/Whiterock shaft and our planned first two holes (approximately). Geologic modeling to date has identified what may prove to be a robust production area. Our drilling phase will determine the accuracy of that modeling.

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

Funding

Details of the development program are as follows:

Item	Major Categories	Cost
1.	Equipment & Mining Materials	$275,000
2.	Secondary Escape & Second Production Shaft	$1 million
3.	Red Hills/Stope & Decline Vein Zones Mining	$860,000
4.	Drilling the Northeast Corridor	$2 million
5.	Corporate & General Admin.	$865,000
	Total	$5 million

Line items 1, 2, 3 and 5 above, totaling $3.0 million are required for bulk sampling of the Property’s current workings.

Line item 4 accounts for the Development Drilling totaling $2.0 million required to fully assess the Northeast Corridor.

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

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues to-date and we cannot currently estimate the timing of any possible future revenues. Currently, our only source of cash is from loans or investments by others in our common stock.

Results of Operations

The following summary of our results of operations for the three months and six months ended June 30, 2020 and 2019 should be read in conjunction with our financial statements for the period ended June 30, 2020 which are included above in Part I, Item 1.

	Three Months Ended June 30		Change
	2020	2019	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	90,507	50,222	40,285	80%
Operating Loss	(90,507)	(50,222)	(40,285)	80%
Other Expenses	(20,366)	(14,358)	(6,008)	42%
Net Loss	(110,873)	(64,580)	(46,293)	72%

	Six Months Ended June 30		Change
	2020	2019	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	205,086	126,903	78,183	62%
Operating Loss	(205,086)	(126,903)	(78,183)	62%
Other Expenses	(39,295)	(29,636)	(9,659)	33%
Net Loss	(244,381)	(156,539)	(87,842)	56%

Revenues

We had no operating revenues during the three-month and six-month periods ended June 30, 2020 and 2019. We recorded a net loss of $110,873 for the current quarter (2019: $64,580) and $244,381 for the six months ended June 30, 2020 (2019: $156,539) and have an accumulated deficit of $3,245,642. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses

Notable year over year differences in expenses for the second quarter were as follows:

	Three Months Ended June 30		Increase/(Decrease)
	2020	2019	Amount	Percentage
	$	$	$
Consulting services	31,632	8,834	22,528	255%
Exploration and evaluation	6,410	-	6,410	-
Office, foreign exchange and sundry	3,722	1,882	1,840	98%
Professional fees	20,934	12,102	8,832	73%
Interest, bank and finance charges	20,366	14,358	6,008	42%

Consulting services expense in the second quarter of 2020 included $25,000 for mine development and strategic planning, with no equivalent in Q2 of 2019. The second quarter of 2020 included an expense of approximately $1,000 related to options granted in 2018, a decrease of approximately $2,000 over the equivalent expense in Q2 of 2019. The net of those two items was the primary reason for the change of approximately $23,000 year over year for Q2.

Exploration and evaluation expense in Q2 of 2020 was for assay costs. No such costs were incurred in 2019.

Office, foreign exchange and sundry expenses were higher in Q2 of 2019 primarily due to permitting fees which had no equivalent in Q2 of 2019 when the relevant permits were not yet in place.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Professional fees were higher in Q2 of 2020 primarily due to the audit fee for the previous year end (approximately $11,000) being incurred in Q2, whereas in 2019, it was incurred in Q1. That was partially offset by fees incurred in Q2 of 2019 for an NI 43-101 report (approximately $2,000), with no equivalent expense in Q2 of 2020.

Interest, bank and finance charges were higher in Q2 of 2020 as a result of higher balances in interest-bearing amounts due to related parties, i.e. loans plus accrued mineral option fees and related interest.

Balance Sheets at June 30, 2020 and December 31, 2019

Items with notable period-end differences are as follows:

			Change
	June 30, 2020	December 31, 2019	Amount	Percentage
	$	$	$
Prepaid fees	32,688	2,078	30,610	1,473%
Accounts payable and accrued liabilities	49,632	8,014	41,618	519%
Due to related parties and accrued interest	1,833,261	1,598,114	235,147	15%
Loans payable and accrued interest	-	5,819	(5,819)	(100%)

Prepaid fees increased due to payments of approximately $31,000 by us towards the addition of a floatation circuit under the terms of the toll milling agreement with Goldwedge LLC. The Agreement provides for the Company to recoup all such advanced funds through a reduction in toll milling rates, until all advanced funds have been repaid.

Accounts payable increased primarily due to the accrual of consulting fees for strategic and mine development, payable to the Company’s President. On June 30, 2020, the total of such fees payable was $42,500, while on December 31, 2019 it was $0.

The increase in Due to related parties resulted from increased related party loans and accrued interest in the current six-month period of approximately $170,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $65,000.

Loans payable decreased due to the repayment of $5,819 of accrued loan interest, which was the final balance due.

Liquidity and Capital Resources

On June 30, 2020, our total assets were $271,301 (December 31, 2019: $242,757) and our total liabilities were $1,882,893 (December 31, 2019: $1,611,947).

Our working capital deficiency on June 30, 2020 and on December 31, 2019 and the changes between those dates were as follows:

			Increase/(Decrease)
	June 30,2020	December 31,2019	Amount	Percentage
	$	$	$
Current Assets	41,121	12,577	28,544	227%
Current Liabilities	1,882,893	1,611,947	270,946	13%
Working Capital (Deficiency)	(1,841,772)	(1,599,370)	(242,402)	15%

The increase in our working capital deficiency from December 31, 2019 to June 30, 2020 was primarily due to the increase in Due to related parties of approximately $235,000, plus the increase in Accounts payable of approximately $42,000 and the decrease in Cash of approximately $2,000, partially offset by the increase in Prepaid fees of approximately $31,000 and the decrease of approximately $6,000 in Loans payable. The increase in cash was due to cash used in operating activities being more than cash provided by financing activities, as shown in the table below. The other Balance Sheet item changes are explained above.

Cash Flows

	Six Months Ended June 30		Increase/(Decrease)
	2020	2019	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(92,066)	(52,896)	(39,170)	74%
Financing Activities	90,000	59,000	31,000	53%
Net (decrease) increase in cash	(2,066)	6,104	(8,170)	(134%)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have yet to generate any revenues from our business operation and our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares or loans, which have been our principal sources of working capital so far. For the foreseeable future, we will have to continue to rely on those sources for funding. We have no assurance that we can obtain any additional loans or successfully engage in any private sales of our securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the six months ended June 30, 2020.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of July 2020.

Lode-Star Mining Inc.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	July 27, 2020
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	July 27, 2020
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase