Form 10-Q
period 2020-09-30
Lode-Star Mining Inc.
filed 2020-11-12
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,605,965 as of November 11, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30	DECEMBER 31
	2020	2019

ASSETS

Current assets
Cash	$12,662	$10,499
Prepaid fees	56,342	2,078
Total current assets	69,004	12,577

Mineral Property Interest, unproven	230,180	230,180

Total assets	$299,184	$242,757

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$61,306	$8,014
Due to related parties and accrued interest	1,941,645	1,598,114
Loans payable and accrued interest	-	5,819
Total current liabilities	2,002,951	1,611,947

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares with a par value of $0.001 per share
20,000,000 preferred shares with a par value of $0.001 per share
Issued:
50,605,965 common shares and no preferred shares at September 30, 2020 and December 31, 2019	3,425	3,425
Additional Paid-In Capital	1,631,626	1,628,646
Accumulated Deficit	(3,338,818)	(3,001,261)
Total stockholders’ deficiency	(1,703,767)	(1,369,190)

Total liabilities and stockholders’ deficiency	$299,184	$242,757

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	31,897	14,978	129,378	38,211
Corporate support services	472	455	1,392	1,381
Exploration and evaluation	3,652	-	10,062	-
Mineral option fees	25,012	25,012	75,000	75,000
Office, foreign exchange and sundry	1,571	2,623	8,633	10,332
Professional fees	6,852	9,847	30,057	36,574
Transfer and filing fees	1,951	2,248	21,971	20,568
Total operating expenses	71,407	55,163	276,493	182,066

Operating Loss	(71,407)	(55,163)	(276,493)	(182,066)

Other Expenses
Interest, bank and finance charges	(21,769)	(17,373)	(61,064)	(47,009)

Net Loss and Comprehensive Loss For The Period	$(93,176)	$(72,536)	$(337,557)	$(229,075)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,605,965	50,605,965	50,605,965	50,605,965

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2020	2019

Operating Activities
Net loss for the period	$(337,557)	$(229,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(46)	50
Stock options issued for services	2,980	8,450
Changes in operating assets and liabilities:
Prepaid fees	(54,318)	-
Accounts payable and accrued liabilities	141,576	28,418
Due to related parties	75,000	75,000
Accrued interest payable	54,528	34,902
Net cash used in operating activities	(117,837)	(82,255)

Financing Activities
Repayment of loans payable	-	(6,000)
Proceeds from loans payable – related party	120,000	90,000
Net cash provided by financing activities	120,000	84,000

Net Increase In Cash	2,163	1,745

Cash, Beginning of Period	10,499	6,508

Cash, End of Period	$12,662	$8,253

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related parties on behalf of the Company	$88,284	$29,454

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2020	50,605,965	3,425	1,628,646	(3,001,261)	(1,369,190)

Stock options issued for services	-	-	991	-	991

Net loss for the period	-	-	-	(133,508)	(133,508)

Balance, March 31, 2020	50,605,965	3,425	1,629,637	(3,134,769)	(1,501,707)

Stock options issued for services	-	-	988	-	988

Net loss for the period	-	-	-	(110,873)	(110,873)

Balance, June 30, 2020	50,605,965	3,425	1,630,625	(3,245,642)	(1,611,592)

Stock options issued for services	-	-	1,001	-	1,001

Net loss for the period	-	-	-	(93,176)	(93,176)

Balance, September 30, 2020	50,605,965	$3,425	$1,631,626	$(3,338,818)	$(1,703,767)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2019	50,605,965	3,425	1,618,084	(2,704,374)	(1,082,865)

Stock options issued for services	-	-	2,474	-	2,474

Net loss for the period	-	-	-	(91,959)	(91,959)

Balance, March 31, 2019	50,605,965	3,425	1,620,558	(2,796,333)	(1,172,350)

Stock options issued for services	-	-	2,972	-	2,972

Net loss for the period	-	-	-	(64,580)	(64,580)

Balance, June 30, 2019	50,605,965	3,425	1,623,530	(2,860,913)	(1,233,958)

Stock options issued for services	-	-	3,004	-	3,004

Net loss for the period	-	-	-	(72,536)	(72,536)

Balance, September 30, 2019	50,605,965	$3,425	$1,626,534	$(2,933,449)	$(1,303,490)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Lode-Star Mining Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are in Reno, Nevada. The Company was originally formed to acquire exploration stage natural resource properties. The Company acquired a 20% interest in a mineral property from Lode Star Gold Inc., a private Nevada corporation (“LSG”) on December 11, 2014 in consideration for the issuance of 35,000,000 common shares of the Company (Note 3). As a result of this transaction, control of the Company was acquired by LSG.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $3,338,818 as of September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2019, have been omitted. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

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

The Company has implemented all applicable new accounting pronouncements that are in effect. Those pronouncements did not have any material impact on the financial statements unless otherwise disclosed.

3.	MINERAL PROPERTY INTEREST

The Company’s mineral property interest is a group of thirty-one claims known as the “Goldfield Bonanza Project” (the “Property”), in the State of Nevada. Pursuant to an option agreement dated October 14, 2014 (“Option Agreement”) with Lode-Star Gold INC. (“LSG”), a private Nevada corporation, the Company acquired an initial 20% undivided interest in and to the mineral claims owned by LSG and an option to earn a further 60% interest in the claims. LSG received 35,000,000 shares of the Company’s common stock and is its controlling shareholder. Until the Company has earned the additional 60% interest, the net smelter royalty will be split 79.2% to LSG, 19.8% to the Company and 1% to the former Property owner.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

On January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at September 30, 2020 was $598,913 (December 31, 2019: $523,913), with total interest due in the amount of $80,237 (December 31, 2019: $57,414).

On October 31, 2019, the Company and LSG executed an amendment (the “Amendment”) to the Option Agreement. Under the Amendment, the exercise of the 60% option was restructured into two separate 30% options, such that the Company may now earn a 30% interest in the Property (for a total of 50%) (the “Second Option”) by completing the following actions:

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

The Agreement provides for the Company to recoup the advanced funds through a reduction in toll milling rates until all advanced funds ($54,318, in Prepaid fees at September 30, 2020) have been repaid. Following repayment, the toll charges will revert to standard rates.

The Company assessed its mineral property interest to the date of issue of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

4.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,605,965 common shares and no preferred shares. During the nine months ended September 30, 2020, the Company did not issue any shares of its common stock.

Options

A total of 10,000,000 options are issued and outstanding, of which 9,750,000 were vested at September 30, 2020. The remaining 250,000 will vest on November 20, 2020.

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. By September 30, 2020, 250,000 of the options had vested, while the remaining 250,000 will vest on November 20, 2020. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. The options had an estimated grant date fair value of $10,408. For the nine month period ended September 30, 2020, $2,980 (September 30, 2019 - $8,450) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model an average risk-free rate of 2.88%, a weighted average life of 5 years, volatility of 195.37%, and dividend yield of 0%. At September 30, 2020, the options (including the unvested 250,000) had an intrinsic value of $12,500 (December 31, 2019: $7,000) based on the exercise price of $0.06 per option and a market price of $0.085 per share on the closest trading date (December 31, 2019: $0.074).

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. All of those options were vested by September 30, 2020. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options were fully expensed by the end of the third quarter of 2018, based on fair value estimates determined using the Black-Scholes option pricing model. Therefore, no related expense was incurred in the nine-months ended September 30, 2020 or the comparative 2019 period. At September 30, 2020, the options had an intrinsic value of $237,500 (December 31, 2019: $133,000) based on the exercise price of $0.06 per option and a market price of $0.085 per share on the closest trading date (December 31, 2019: $0.074).

Summary of option activity in the current nine-month period and options outstanding at September 30, 2020:

	Options		Years Weighted Average		September 30, 2020
			Life Remaining		Intrinsic Value
	Issued	Vested	(Issued)	Expiry Date	(Issued)
Issued February 14, 2017	9,500,000	9,500,000		February 14, 2022	$237,500
Exercise Price: $0.06
Issued November 20, 2018	500,000	250,000		November 20, 2023	$12,500
Exercise Price: $0.06

Balance December 31, 2019	10,000,000	9,750,000	2.21

Issued / Expired / Exercised	-	-
Vested	-	-

Balance September 30, 2020	10,000,000	9,750,000	1.46		$250,000

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

4.	CAPITAL STOCK (Continued)

Warrants

During the nine months ended September 30, 2020, no warrants to purchase shares of common stock were issued, exercised, or expired. At September 30, 2020, warrants issued in 2015 had an intrinsic value of $216,844 (December 31, 2019: $180,847), based on the exercise price of $0.02 per warrant and a market price of $0.085 per share on the closest trading date (December 31, 2019: $0.074).

Summary of warrant activity in the current nine-month period and warrants outstanding at September 30, 2020:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value
Balance December 31, 2019	3,336,060	$0.02	$0.02	0.89	November 19, 2020	$180,847
Issued	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable at September 30, 2020	3,336,060	$0.02	$0.02	0.14	November 19, 2020	$216,844

5.	LOANS PAYABLE

During the nine-month period ended September 30, 2020, the Company repaid $5,819, which was the outstanding accrued interest due on a non-related party loan. During the year ended December 31, 2019, the Company repaid $14,929 of accrued interest and the remaining $5,000 of principal of the loan.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At September 30, 2020, the Company had the following amounts due to related parties:

i)	$335,344 (December 31, 2019: $247,060): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loans at September 30, 2020 was $43,333 (December 31, 2019: $32,414). During the current nine months, LSG paid expenses directly on behalf of the Company totaling $88,284 (2019: $29,454).

ii)	$715,000 (December 31, 2019: $635,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at September 30, 2020 was $123,928 (December 31, 2019: $98,464). During the current nine months, the Company borrowed $80,000 (2019: $90,000) from LSG.

iii)	$3,750 (December 31, 2019: $3,850): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the nine months was due to fluctuation in the US to Canadian dollar exchange rate.

iv)	$40,000 (December 31, 2019: $0): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the controlling shareholder of LSG. Accrued interest payable on the loan at September 30, 2020 was $1,140 (December 31, 2019: $0).

At September 30, 2020, total interest accrued on the above related party loans was $168,401 (December 31, 2019: 130,878).

During the current nine-month period ended September 30, 2020, there was a $100 foreign exchange gain (2019: $110 loss) due to a related party loan amount in non-US currency. No stock-based compensation to related parties was incurred during the nine-month period ended September 30, 2020 or 2019.

During the nine-month period ended September 30, 2020, the Company incurred $75,000 (2019: $75,000) in mineral option fees payable to LSG, which have been accrued. The total amount of such fees due at September 30, 2020 was $598,913 (December 31, 2019: $523,913), with total interest due in the amount of $80,237 (December 31, 2019: $57,414).

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

At September 30, 2020, the total due to related parties of $1,941,645 (December 31, 2019: $1,598,114) was comprised of the following:

▪	Loans and accrued interest - $1,262,495 (December 31, 2019: $1,016,788)

▪	Mineral option fees payable and accrued interest - $679,150 (December 31, 2019: $581,326)

During each of the quarters in the current period, $25,000 (2019: $Nil) in consulting fees for strategic and mine development was accrued as payable to a company controlled by the Company’s President. At September 30, 2020, the total of such fees payable was $60,000 (December 31, 2019: $0).

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 3 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion includes forward-looking statements that reflect our plans, estimates and our current views with respect to future events and financial performance. Forward-looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

Mineral Property Interest

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

We agreed with LSG that upon the successful completion of a toll milling agreement after permitting is achieved, there will be a basis to form a joint management committee to outline work programs and budgets, as contemplated in the Option Agreement and for us to act as the operator of the Property. To the date of this report LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved in early 2021.

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

The filing of the mill modification application on May 5, 2020 started the clock running with NDEP. We anticipate a favorable permitting outcome sometime in November which will allow us to proceed with the flotation circuit installation. Lode-Star Gold purchased and sent to the Goldfield site 26 50 cu.ft. MinPro Flotation Cells on our behalf. Included are two banks of 10 cells designated as roughers and cleaners, with the remaining bank of 6 cells as scavengers. Also purchased and received were a drum filter and vacuum system. All other items are more readily available and can be purchased closer to actual installation need.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Mine Development:

Since the beginning of the year Lode-Star Gold staff have completed underground rehabilitation and progressed the Bonanza Project into mine development. The project currently has two headings in which we intend to conduct mining. Respectively, these are named the Red Hills Stope Zone and Decline Vein Zone. In February, we commenced blasting inside these zones to assess the nature of rock breakage and refine blasting technique. It is essential that we apply a highly disciplined ore grade control. To date we have executed 9 gold zone blasts. Each blast has been catalogued and compartmentalized for further metallurgical testing. Additional muck bays are being developed for storage. The plan is to develop the capacity for 1600 tons of underground storage for stockpiling of ore for delivery to Scorpio once mining commences. Samples for grade control have been analyzed in Scorpio’s Mineral Ridge Gold laboratory. Scorpio has assayed a variety of grade-control samples including channel samples, blast-hole samples and muck pile samples. We continue to refine our blasting technique and most recent blasts have been very well shaped. We are now understanding breakage patterns and rock shatter variability between ore and waste. Our April 30 blast in the Red Hills Stope zone yielded high grade assays from channel sampling including SC014A and SC014B, of 8.09 oz/ton Au and 1.75 oz/ton Au, respectively, and a muck sample SM-11, that assayed 2.65oz/ton Au. Our May 14 sampling in the Red Hills Stope zone yielded another series of high grade assays in blast hole SB014 coming in at 3.559/(3.550 repeat assay) oz/ton Au and muck pile sample SM-013 coming in at 6.248/(6.240 repeat assay) oz/ton Au. We view these measurements as encouraging as we proceed towards being mineable.

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

Step Out Drilling and Exploration:

Drilling is underway on the property. The Company is currently waiting for assays from its first hole. The plan will be to drill approximately twelve holes at a rate of two to three holes per month. This conservative drilling rate will give us time to assay each hole before we methodically drill the next. The objective is to understand the geometry of this gold bearing zone and to identify additional cross cutting features.

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

Personnel

We have no employees. Since January 1, 2020, we have incurred consulting fees of $25,000 per quarter to a company controlled by our president and CEO, Mark Walmesley, for services provided to us by Mr. Walmesley. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

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

Results of Operations

The following summary of our results of operations for the three months and nine months ended September 30, 2020 and 2019 should be read in conjunction with our financial statements for the period ended September 30, 2020, included above in Part I, Item 1.

	Three Months Ended September 30		Change
	2020	2019	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	71,407	55,163	16,244	29%
Operating Loss	(71,407)	(55,163)	(16,244)	29%
Other Expenses	21,769	17,373	4,396	25%
Net Loss	(93,176)	(72,536)	(20,640)	28%
EPS	0.00	0.00	-	-

	Nine Months Ended September 30		Change
	2020	2019	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	276,493	182,066	94,427	52%
Operating Loss	(276,493)	(182,066)	(94,427)	52%
Other Expenses	61,064	47,009	14,055	30%
Net Loss	(337,557)	(229,075)	108,482	47%
EPS	(0.01)	0.00	-	-

Revenues

We had no operating revenues during the three-month and nine-month periods ended September 30, 2020 and 2019. We recorded a net loss of $93,176 for the current quarter (2019: $72,536) and $337,557 for the nine months ended September 30, 2020 (2019: $229,075) and have an accumulated deficit of $3,338,818. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses

Notable changes in expenses for the third quarter in 2020 compared to 2019 were as follows:

	Three Months Ended September 30		Increase/(Decrease)
	2020	2019	Amount	Percentage
Consulting services	31,897	14,978	16,919	113%
Exploration and evaluation	3,652	-	3,652	-
Professional fees	6,852	9,847	(2,995)	(30%)
Interest, bank and finance charges	21,769	17,373	4,396	25%

Consulting services expense in the third quarter of 2020 included $25,000 for mine development and strategic planning, with no equivalent in Q3 of 2019. The third quarter of 2020 also included an expense of approximately $1,000 related to options granted in 2018, a decrease of approximately $7,000 over the equivalent expense in Q3 of 2019. The net of those two items was the primary reason for the change of approximately $17,000 year over year for Q3.

Exploration and evaluation expense in Q3 of 2020 was for assay costs. No such costs were incurred in 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Professional fees were lower in 2020 primarily due to the costs in Q3 2019 of approximately $2,000 for an NI-43-101 report and approximately $2,000 for a US tax filing, with no equivalents in Q3 2020.

Interest, bank and finance charges were higher in Q3 of 2020 as a result of higher balances in interest-bearing amounts due to related parties, i.e. loans, plus accrued mineral option fees and related interest.

Balance Sheets at September 30, 2020 and December 31, 2019

Items with notable period-end differences are as follows:

			Change
	September 30, 2020	December 31, 2019	Amount	Percentage
	$	$	$
Prepaid fees	56,342	2,078	54,264	2,611%
Accounts payable and accrued liabilities	61,306	8,014	53,292	665%
Due to related parties and accrued interest	1,941,645	1,598,114	343,531	22%
Loans payable and accrued interest	-	5,819	(5,819)	(100%)

Prepaid fees increased due to payments of approximately $54,000 by us towards the addition of a floatation circuit under the terms of the toll milling agreement with Goldwedge LLC. The Agreement provides for us to recoup all such advanced funds through a reduction in toll milling rates, until all advanced funds have been repaid.

The increase in Accounts payable primarily resulted from the net accrual of $60,000 in consulting fees for strategic and mine development, partially offset by the payment of approximately $8,000 in payables from December 31, 2019.

The increase in Due to related parties resulted from increased related party loans and accrued interest in 2020 of approximately $246,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $98,000.

Loans payable decreased due to the repayment of $5,819 of accrued loan interest, which was the final balance due.

Liquidity and Capital Resources

At September 30, 2020 our total assets were $299,184,584 (December 31, 2019: $242,757) and our total liabilities were $2,002,951 (December 31, 2019: $1,611,947).

Our working capital deficiency at September 30, 2020 and December 31, 2019 and the changes between those dates were as follows:

			Increase/(Decrease)
	September 30, 2020	December 31, 2019	Amount	Percentage
	$	$	$
Current Assets	69,004	12,577	56,427	449%
Current Liabilities	2,002,951	1,611,947	391,004	24%
Working Capital (Deficiency)	(1,933,947)	(1,599,370)	(334,577)	21%

The increase in our working capital deficiency from December 31, 2019 to September 30, 2020 was due to the increase in Accounts payable of approximately $53,000 together with the increase in Due to related parties of approximately $344,000, partially offset by the decrease in Loans payable and accrued interest of approximately $6,000, the increase in Prepaid fess of approximately $54,000 (each of which are explained above) and the increase in Cash of approximately $2,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

	Nine Months Ended September 30		Increase/(Decrease)
	2020	2019	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(117,837)	(82,255)	(35,582)	43%
Financing Activities	120,000	84,000	36,000	43%
Net increase in cash	2,163	1,745	418	24%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the nine months ended September 30, 2020.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of November 2020.

Lode-Star Mining Inc.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	November 11, 2020
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	November 11, 2020
Thomas Temkin

EXHIBIT INDEX

Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number
10.8	Amendment to Mineral Option Agreement	8-K	11/06/2019	10.8

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase