Form 10-K
period 2020-12-31
Lode-Star Mining Inc.
filed 2021-03-29
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2020, its most recently completed second fiscal quarter, was $1,597,830. The stock price used in this calculation was the closing price of the registrant’s stock reported on the OTCQB marketplace on June 25, 2019, the date of trading activity closest to last business day of the registrant’s most recently completed second fiscal quarter. For purposes of calculating this amount only, all executive officers, directors and beneficial owners of 5% or more of the outstanding shares of common stock have been treated as affiliates. At March 24, 2021 50,634,536 shares of the registrant’s common stock were outstanding.

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

ITEM 1.	BUSINESS (Continued)

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

LSG granted us a series of deferrals of the payments, with the most recent being granted on January 11, 2017. LSG agreed on that date to defer payment of all amounts due in accordance with the Option Agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to interest and principal, both of which will continue to be accrued.

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

Figure 2: Claim Map

NORTH END
M.S.2203
SILVER PICK
M.S.2203
SILVER PICK FRC.
DESERTED
M.S.2203
MOHAWK No.1
LSG Claim Boundary
35
36
KEWANA NO. 3
PIPE DREAM
M.S.2203
YELLOW JACKET
WHITE ROCK
JANUARY
COMBINATION
T2S R42E
T3S R42E
APAZACA
ALPHA
FRACTION
WHITE HORSE
FEBRUARY
COMBINATION No.2
CORNISHMAN
EMMA FRACTION
RED KING
FIRELIGHT
1
2
OMEGA
JIM FRACTION
BLUE JAY
HAZEL QUEEN
COMBINATION No.3
AUGUST
GOLD COIN
GREAT WESTERN
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

The Company received its Water Pollution Control Permit NEV2017109 from the Nevada Department of Environmental Protection (NDEP) regarding production at the property, as at November 20, 2018. This Permit authorizes the construction, operation, and closure of approved mining facilities in Esmeralda County, Nevada. The Permit is effective for 5 years until November 20, 2023 and authorizes the processing of 10,000 tons of ore per year from Lode-Star’s underground operations. In accordance with MSHA guidelines, we are in the process of re-occupying the Property’s underground workings.

On February 17, 2017, we executed an agreement with Scorpio Gold Corporation (Scorpio) for a pilot toll milling test. We completed the first test in May 2017 and both companies determined that further testing needed to be completed to determine a definitive cost analysis and other operational details. The sample processed was historic material stockpiled on the property surface and therefore of limited metallurgical value, but indicative of material that will be run through the mill. Milling throughput did identify specific equipment configuration details that need to be considered for future runs. Both parties agree that additional milling circuitry is needed for the most optimum gold yield. We expect to provide material from our targeted underground zone for more comprehensive milling results.

On January 22, 2020 we executed a toll milling agreement (the “Agreement”) with Scorpio’s affiliate, Goldwedge LLC. The Agreement allowed for the processing of ore delivered from our Property to the 400 ton per day Goldwedge milling facility located in Manhattan, Nevada.

Based on previous metallurgical testing, our ore requires gravity combined with floatation for optimal recoveries of contained precious metals. The Goldwedge milling circuit is currently configured with a gravity recovery circuit. Under the terms of the Agreement, we will advance funds required for the design, engineering, permitting and modifications to the Goldwedge facility to include the addition of a flotation circuit, supporting reagent tanks/silos, secondary lining of process containment ponds, leak detection and monitoring wells associated with fluid containments.

The Agreement provided for us to recoup the advanced funds through a reduction in toll milling rates, until all advanced funds have been repaid. Following repayment, the toll charges would revert to standard rates.

Subsequent to a change in ownership of Scorpio, we re-assessed the agreement, concluding that it is unlikely to be completed and that we have no commitment to continue with it. Based on that, the total of $54,318 incurred in connection with the agreement and included in Prepaid fees has been written off and charged to Impairment expense at December 31, 2020.

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

The high and low bid quotations of our common stock for the 2020 and 2019 quarters are as follows:

	2020		2019
Quarter Ended	High	Low	High	Low
March 31	$0.28	$0.065	$0.06	$0.022
June 30	$0.14	$0.065	$0.15	$0.045
September 30	$0.138	$0.095	$0.056	$0.0425
December 31	$0.148	$0.065	$0.07402	$0.0325

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

On December 31, 2020, we had 67 shareholders of record of our common stock.

We competed our NI 43-101 report as of January 15, 2020.

Capitalization

Shares

Our authorized capital is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 par value per share.

At December 31, 2020, 50,605,965 (2019: 50,605,965) shares of common stock had been issued. No shares of preferred stock have been issued to date. On March 4, 2021, 28,571 common shares were issued on the exercise of stock options as described below.

Stock Options

On November 20, 2018, we granted 500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of our common stock at a price of $0.06 per share, for a term of five years. 50,000 of the options were exercised March 4, 2021 on a cashless basis, resulting in the issuance of 28,571 common shares.

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

Warrants

3,336,060 warrants that were issued in connection with a 2015 consulting agreement, expired, without being exercised, on November 19, 2020.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2020 and 2019, we had no subscriptions for shares of our common stock.

Within the past three years, other than the following, we have not issued any equity securities that were not registered under the Securities Act.

●	On December 3, 2018, we issued 1,478,140 common shares in exchange for debt totaling $48,778 owed to a related party, comprised of $40,205 in loans and $8,573 in accrued interest.

●	After year end, on March 4, 2021, we issued 28,571common shares upon the cashless exercise of 50,000 stock options.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The red areas (See Figure 1a. below) show the historic vein zones where, at an average grade of 1oz Au/ton, roughly 4 million ounces were produced during the period 1904-1918: Last year of production by Goldfield Consolidated, (Source: Albers and Stewart, 1972). For historic Goldfield production see Figure 1b.

The large yellow stars indicate areas we need to explore to repeat the past high-grade production intercepts. The yellow lines are known geophysical interpreted structures. The small yellow stars are the immediate definition drilling and production zones.

Fig. 1a. - The red vein zones contained in the aerial photo below depict the historic mined veins

Main Vein
Red Top Pit
Silver Pick Vein
Apex of Main Vein
Combination Pit
Jumbo Pit
Church Zone
Newmont Lode
Red Hills Zone
Northeast Corridor
N
200 meters
LODE-STAR MINING. INC.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
UTM Nad 1927 zone 11 meters
Map by: JBA WORKS, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

HISTORIC PRODUCTION

Figure 1b. - Production from Goldfield Mining District

Year	Ore (tons)	Gold (ounces)	Grade Gold (avg. oz/ton)	Silver (ounces)	Grade Silver (avg. oz/ton)

1903		3,419		287
1904	8,000	113,293	14.16	19,954	2.49
1905	11,700	91,088	7.79	8,589	0.73
1906	59,628	339,890	5.70	15,648	0.26
1907	101,136	406,756	4.02	71,710	0.71
1908	88,152	236,082	2.68	30,823	0.35
1909	297,199	453,915	1.53	33,164	0.11
1910	339,219	538,760	1.59	117,598	0.35
1911	390,431	497,637	1.27	126,406	0.32
1912	362,777	301,848	0.83	125,736	0.35
1913	364,785	242,815	0.67	153,984	0.42
1914	367,166	227,612	0.62	129,830	0.35
1915	418,935	212,337	0.51	165,305	0.39
1916	383,456	128,250	0.33	129,781	0.34
1917	339,488	91,917	0.27	78,184	0.23
1918*	264,237	58,685	0.22	90,560	0.34
1919	16,435	35,810	2.18	39,912	2.43
1920	6,571	7,536	1.15	6,081	0.93
1921	1,903	7,101	3.73	1,761	0.93
1922	5,619	12,773	2.27	5,755	1.02
1923	3,137	4,471	1.43	3,613	1.15
1924	7,352	4,336	0.59	3,982	0.54
1925	2,773	5,053	1.82	2,369	0.85
1925-1960	129,705	168,616	1.30	88,967	0.69
Total	3,958,104	4,190,000	1.06	1,450,000	0.37

*	Last year of production by Goldfield Consolidated

SOURCE: Albers and Stewart, 1972

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Geologic Structure

The geologic model, as seen in Fig. 1c. below, shows the modern interpretation of expected structural intersections that created the Goldfield high-grade gold zones. Current thinking, based on finding these repeated intersections, is that more multi-million-ounce intercepts are possible.

Fig. 1c. Geologic Structural Model

GOLDFIELD STRUCTURAL MODEL
Walker Lane Structural Fabric
Axis of Compressional Stress
locally enhanced permeability & gold deposition
30°
N
LODE-STAR MINING, INC.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Mine Development:

Lode Star Gold has completed underground rehabilitation and is developing the mine on two headings. Respectively, these are named the Red Hills Stope Zone and Decline Vein Zone. Additional muck bays have been added for underground storage of ore. Four bays are presently storing 0.15 - 0.25 oz/ton gold, 0.25 - 0.50 oz/ton gold, 0.50 - 1.00 oz/ton gold and 1.00 oz/ton or better gold, respectively. Grade-control samples have been analyzed in Scorpio’s Mineral Ridge Gold laboratory and Paragon Geochemical’s Reno, NV office. The variety of grade-control samples include channel samples, blast-hole samples and muck pile samples.

The majority of work has been done in the Stope Zone which has been our most productive heading followed by the Decline Zone. A surprise addition to activities at the north end of the Stope Zone found considerable veining becoming an additional area of development. The Company is awaiting assays from its efforts on this new heading. This is further explained below in Item 7. Red Hills Vein System - Priority 1.

The Company has elected not to repurpose the Church shaft nor the January Whiterock shaft as mentioned in earlier reports. Instead, as noted in Fig. 2a below we have initiated the development of a raise that will accommodate a secondary escapeway and access to the Church ore zone. We are calling this the Church Raise Zone. This raise to the surface will allow us to intersect and develop the high-grade ore zone identified by ICN’s Church Zone drilling of core holes ICN-003, 013, 014. This is further explained below in Item 7. Church Zone - Priority 2. Work on this began in late January of 2021. As of the drafting of this report, the Company has completed 25% of intended initial 100ft portion of the escapeway.

Step Out Drilling and Exploration:

Surface definition drilling is underway in the aforementioned Church Vein Zone. This zone measures up to 40 feet in width and trends at least 600 feet north-northeasterly, immediately west of the Church shaft. Drilling by ICN in 2011 included 19 core holes with varying results. Some holes did not hit the intended target and will be re-drilled to better test the target. As drilling progressed into the vein area, marginal gold was identified. Three holes, ICN-003, ICN-013 and ICN-014 (results below) hit solid high- grade intercepts which need further drilling to define. (Grams per Metric Tonne = 34.2857).

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

The Company is currently waiting for assays from six core drill holes which commenced in Oct. of 2020 and completed to date. Due to extensive industry assay work in calendar 2020 and ongoing, Reno labs are backlogged.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The figure below indicates the relationship between the overall ICN core drilling, high-grade gold intercepts, underground workings, the Church shaft, January/Whiterock shaft, the Church Raise Zone and our planned area of definition drilling. Geologic modeling to date has identified what may prove to be a robust production area. Our drilling phase will determine the accuracy of that modeling.

Fig. 2. ICN Drill Holes and Planned drilling

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fig. 3. - Church and Red Hills Area Vein Zones are the two high-grade gold-bearing zones that we expect to yield high-grade gold concentrations.

CHURCH AND RED HILLS VEIN ZONES PLAN VIEW

CHURCH VEIN ZONE
CHURCH SHAFT
Fault
NEW VEIN ZONE
FEBRUARY PREMIER SHAFT
RH STOPE
300 Level
RED HILLS AREA
NEWMONT LODE AREA
WEST VEIN ZONE
EAST VEIN ZONE
DECLINE VEIN ZONE
N
0
100
200 feet
LODE-STAR MINING, INC.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
T2 & 3S, R42E
Church, Red Hills and Newmont Vein Zones Plan Map
Geologist: T. Temkin Map: JBA Works, Inc. Reno, NV

Red Hills Vein System - Priority 1.

Two major vein zones exist in the Red Hills area, including the Stope veins and the Decline vein (see Fig. 3 above). The respective names refer to the nature of brief mining conducted previously in these areas. As further defined through LSG’s drilling to date, the area referred to as the Stope Veins is comprised of two intersecting vein-filled faults, including the West vein zone and the East vein zone with a third vein delineation called the New Vein Zone . The average width of each of these vein zones is approximately three feet. Drilling to date suggests the West vein zone to be essentially vertical and near parallel to the East vein zone. The Decline vein zone is also shown on Fig. 3, as a north-northwest trending zone. Drilling on the Decline vein zone indicates a generally westerly dipping feature with an average width of several feet. To date, drilling and mine development has yielded very encouraging gold values within each of the vein zones described above. As shown on Figures 4 and 5 on the following page, several high-grade drill intercepts have been encountered with values up to 75.0 oz/ton gold (East vein zone). Drilling indicates each of these vein zones to be open along strike and at depth.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fig. 4. - Red Hills Vein Zones Composite Cross Section

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Two readily obvious targets where high-grade gold in excess of 1.0 ounce of gold per ton has been intersected is shown on Figure 5 below with dashed outlines. Some drill holes have been combined with their respective actual values for sake of clarity. Additionally, each of these vein zones appear to be open to the north, to the south, and to depth.

Fig. 5. - Red Hills Vein Zones Plan View

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A 3-D depiction, (Fig. 6 below), of the three identified vein zones within the Red Hills shows the complex nature of their intersecting relationship. This complex intersection of the three vein components provides several locations where high-grade gold concentrations are identified.

Fig. 6. - 3D Section of the Red Hills Vein Zones

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

We assume the zone contains 10,000 ounces of AU (This assumption is non-NI 43-101 compliant). Historic underground mining was executed by chasing veins that yielded pockets of high-grade gold production. LSM is following the same method and chasing its known high-grade gold-bearing veins. LSM’s initial mining stage in the Red Hills area will extract mineralized material from the currently exposed Stope Vein Zone, and the Decline Vein Zone on the 300-foot mine level. Mining dimensions in the Stope Zone are expected to be an average up to 4 feet wide, approximately 80 feet upwards and 100 feet along strike. The mining in the Decline will achieve mineralized material extraction while developing access to lower levels. Eventually the gold mineralization below the 300-foot level in both the Stope and Decline Vein Zones will be removed through the development of a downward spiral ramping approach, ultimately accessing mining depths to approximately the 450-foot mine level.

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

Our interpretation of drilling to date indicates this vein zone, which is comprised of numerous individual veins up to several inches in width each, to be a steeply westerly-dipping feature, with several intercepts of high-grade gold exceeding 1.0 ounce of gold per ton. Areas highlighted in red on figures 7 and 8 display interpreted orientation of repeated vein sets based on drill intercepts. Figure 7 also shows the high priority drill targets we are currently drilling to yield additional high-grade gold concentrations in the Church Vein zone. The nearly 200-foot vertical interval between the 100-level gold mineralization and the 300-level gold mineralization is a high priority target, as are the extensions to the north and south, and down-dip from the 300-level workings.

As seen in red in Fig. 7. below, the Company has executed 6 core holes definition drilling of 6 core holes. Total drilling do date is approximately 1500 ft. We are awaiting assay results to plan our next series of drill holes.

Also shown on Fig. 7. is the approximate location of the Church Raise Zone.

Fig. 7 - Church Vein Zones and Decline Vein Zone

CHURCH VEIN ZONE
PLAN VIEW

CHURCH VEIN ZONE
High priority drill target
100 Level
Multiple intercepts Au grade >1.0 opt
Church Raise Zone
Section 3555
Fault
Current definition drilling of 6 core holes. Awaiting assay results.
CHURCH SHAFT
300 Level
Multiple intercepts Au grade >0.1 opt
N
DECLINE VEIN ZONE
Multiple intercepts Au grade >0.5 opt
To Red Hills Slope
LODE-STAR MINING, INC.
GOLDFIELD BONANZA PROJECT
Esmeralda County, Nevada
300 Level

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Figure 8 - Cross Section of Church Vein Zone at Section 3555

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

Figure 9 below displays the results of the property-wide survey. Overlain on the CSAMT is drilling in the Northeast Corridor with drill hole assays presented as calculated grade X thickness (GxT) values. There is a clear association of CSAMT resistivity highs with high gold assays from these drill holes, occurring in highly silicified areas. Also shown on figure 8, the biogeochemical survey anomalies are overlain on the CSAMT results, indicating close correlation with high resistivity values. The biogeochemistry patterns are discussed further in the Biogeochemistry section below.

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

Figure 9 - Geophysics & Biochemistry Anomalies w/ GxT Drill Assays

GxT (Au g/t x m)
-99 to 0
0 to 5
5 to 10
10 to 25
25 to 50
50 to 100
100 to 2689
Resistivity
ohm-m
40
35
33
30
28
26
25
24
23
22
20
19
17
16
14
13
11
10
9
8
7
7
6
5
N
100 meters
Phelan
Red Top Pit
Silver Pick
Sheets-Ish
35
36
Mohawk
R42E T2S
R42E T3S
Jumbo Pit
January
2
NE Corridor
Combination
1
Church Zone
Florence
January White Rock
Newmont Lode
Red Hills
February Premier
Little Florence
open trend
LODE-STAR MINING, INC.
Esmeralda County, Nevada
T2 & 3S, R42E
Au Biogeochemistry, CSAMT 1700m Elev.
& Drill Hole GxT Au
UTM Nad 1927 zone 11 meters
Map by: JBA WORKS, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Biogeochemistry	Figure 10 Biogeochemical Interpretive Map

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

Figure 11 - Seismic Survey Anomalies

ORIGINAL PROJECTION OF COLUMBIA MOUNTAIN FAULT
LIMIT OF SIEBERT COVER
SEARLS' PROJECTION COLUMBIA MOUNTAIN FAULT
SILVER PICK
GMF-9
GMF-7
GMF-8
WESTLEY 0.46-OPT GOLD
GMF-11
GMF-3
A'
WHITEROCK NO. 4
GMF-2
GMF-4
JANUARY-WHITEROCK
NEWMONT 0.50-OPT GOLD
GMF-5
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

Mine Development - Drilling the Northeast Corridor

The Company’s immediate drill program is to define its existing and mineable Gold mineralization within the northeast corridor. See Fig. 13. Specifically, the Church, Red Hills/Decline and Newmont Zones, referred to as the CRN Area. Current drill budget is US$1,800,000 plus $200,000 in analytical fees. Combined total cost: US$2,000,000. To date the Company has commenced definition drilling in the Church Zone. Approximately 1500 ft of core drilling has been executed at a price of roughly $100,000. All the costs for drilling have been paid by the Company’s largest shareholder Lode Star Gold, INC

Fig. 12 Immediate Drill Program Area

Red Hills, Decline Zone:

The Company is planning for 6,000 combined feet of deep core drilling for the Red Hills and Decline Zone.

Anticipated Cost $400,000. See Table 11a.

Church Zone:

The Company has commenced its 6,400 combined feet of drilling for the Church Zone with approximate 1500 feet drilled to date

Anticipated Cost $400,000 See Table 11b.

Newmont Zone:

Future planning for an initial 22,200 combined feet of surface drilling in the Newmont Zone.

Anticipated Cost (Surface) $1,000,000 See Table 11c.

Phase 1

Table 12a. - Red Hills / Decline Zone Drilling Budget

Red Hills Surface	Hole Depth	$/ft	Cost/Hole	# of Holes	Cost	TTl ft Drilled
Core Drilling	1000 avg.	60.00	$ 60,000	6	$ 360,000	6,000
Contingency					$ 40,000
Total Budget				6	$ 400,000	6,000

Sample Prep., Assays, CSAMT interpretation and third-party verification of the drilling results are expected to add a cost of approximately $100,000.

Table 12b. - Church Zone Drilling Budget

Church Zone Surface	Hole Depth	$/ft	Cost/Hole	# of Holes	Price	TTl ft Drilled
Core Drilling	300	50.00	$ 15,000	8	$ 120,000	2,400
Core Drilling	1000	60.00	$ 60,000	4	$ 240,000	4,000
Contingency					$ 40,000
Total Budget				12	$ 400,000	6,400

Sample Prep., Assays, CSAMT interpretation and third-party verification of the drilling results are expected to add a cost of approximately $100,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Phase 2

Table 12c. - Newmont Zone Surface Drilling Budget (Planned)

Newmont Zone Surface	Hole Depth	$/ft	Cost/Hole	# of Holes	Price	TTl ft Drilled
RC Drilling	1000	38.00	$ 38,000	10	$ 380,000	10,000
RC Drilling	500	38.00	$ 19,500	10	$ 190,000	5,000
Core Drilling	1000	60.00	$ 60,000	4	$ 240,000	4,000
Core Drilling	400	50.00	$ 20,000	8	$ 160,000	3,200
Contingency					$ 30,000
Surface Budget				32	$ 1,000,000	22,200

Sample Prep., Assays, CSAMT interpretation and third-party verification of the drilling results are expected to add a cost of approximately $200,000.

Underground Budget	Newmont Underground - Yet to be Determined	Unplanned

Total for Phase 1 planned step-out drilling – Red Hills/Decline Zone and Church Zone

Combined 12a & 12b	Drilling	$800,000
	Analytical Fees	$200,000
Total		$1,000,000

Underground mining in the Red Hills area will extract ore on the 300-level and raise to higher levels. The Company has continued its mine development and we plan to initially mine 10,000 tons of material at a rate of approximately 50 tons per day. On-going development has identified several additional areas where tonnage will be added.

We have a $5.0 million exploration and mine development program that will be focused on defining and mining of the Property’s gold mineralization; advance the geologic modeling for continued mining; and bulk sampling of the Project’s current underground workings as well as for working capital purposes.

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

Figure 13 - Seismic Survey

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

Company is actively engaged in underground mine development and surface definition core drilling.

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

On January 22, 2020 we executed a toll milling agreement (the “Agreement”) with Scorpio Gold Corporation’s affiliate, Goldwedge LLC. The Agreement allows for the processing of ore delivered from our Property to the 400 ton per day Goldwedge milling facility located in Manhattan, Nevada.

Based on previous metallurgical testing, our ore requires gravity combined with flotation for optimal recoveries of contained precious metals. The Goldwedge milling circuit is currently configured with a gravity recovery circuit. Under the terms of the Agreement, we wouldl advance funds required for the design, engineering, permitting and modifications to the Goldwedge facility to include the addition of a flotation circuit, supporting reagent tanks/silos, secondary lining of process containment ponds, leak detection and monitoring wells associated with fluid containments. The Agreement provides for us to recoup the advanced funds through a reduction in toll milling rates until all advanced funds have been repaid. Following repayment, the toll charges would revert to standard rates.

Subsequent to a change in ownership of Scorpio, the Company re-assessed the agreement, concluding that it is unlikely to be completed and that the Company has no commitment to continue with it. Based on that, the total of $54,318 incurred in connection with the agreement and included in Prepaid fees has been written off and charged to Impairment expense at December 31, 2020.

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

- Line items 1, 2, 3 and 5 below, totaling $3,000,000 are required for bulk sampling of the mine’s current workings.

- Line item 4 accounts for the Development Drilling required to fully assess the property’s resource.

Application of Funds

Item	Major Categories	Cost
1.	Equipment & Mining Materials	$275,000
2.	Secondary Escape & Second Production Shaft	$1,000,000
3.	Red Hills/Stope & Decline Vein Zones Mining	$860,000
4.	Drilling the North-East Corridor	$2,000,000
5.	Corporate & General Admin.	$865,000
	Total	$5,000,000

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

1.	Equipment & Mining Materials

Description	Cost	Quantity	Total
a. Blasting Materials and Storage	$30,000	N/A	Stocked
b. Pneumatic Jackleg new	$5,000	4	$20,000
c. Pneumatic Slusher/w bucket used	$20,000	2	Purchased
d. Pneumatic Tugger used	$5,000	1	Purchased
e. Stopers/Buzzies	$2,000	2	Purchased
f. 1-yard used Scoop	$200,000	1	$200,000
g. Compressor	$130,000	1	Leased
h. Hoist Rehab and Retrofitting	$25,000	1	$25,000
i. Ancillary	$30,000	1	$30,000
Total Equipment Items and Cost			$275,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2.	Secondary Escape and Second, Higher Volume Production Shaft

Location	Description	Costs	Comments
300 ft Level	Labor + Equipment	$1,000,000	MSHA Mandated

300 ft Level	Total	$1,000,000	Budgeted

3.	Phase 1. Mining the Red Hills/Stope and Decline Vein Zones

Location	Description	Costs	Comments
RH/St/Dec	Labor Related	$450,000	5-man crew @ 10 hours per day, estimated 15 months to complete
	Ore Grade Control	$50,000	Sampling time and logistics
	Timber	$35,000	Timber Prep, crib, man-way & service raise timbers
	Equipment Maintenance	$30,000	0.5-man hours. $2,000=Tire wear, service & diesel consumption
	Ground Support	$20,000	4’ Split Set w/plate& monster mat. Estimated 1000 bolts
	Explosives	$100,000	Ongoing Blasting Materials
	Fuel	$75,000	15 months @ $5,000/month
	Backfill Material	$40,000	Limestone
	Consumables	$5,000	Small hand tools (Fin hoes, drill steel, bits, drivers, axes, nails, etc.
	Utilities	$5,000	24” vent bag, 2” water & 2” air pipe
	Contingency	$50,000
RH	Total	$860,000	Budgeted

4.	Mine Development - Drilling the Northeast Corridor

Description	Cost
Red Hills / Decline / Church Zone	$800,000
Newmont Zone	$1,000,000
Analytical Fees	$200,000
Total	$2,000,000

5.	General Corporate and Administration Fees

Public Company Administrative Costs	Description	Cost
	Personnel	$365,000
	Regulatory	$200,000
	General	$300,000
	Total	$865,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Personnel

We have no employees. Our president and CEO, our COO and our Corporate Secretary received no compensation in the years ended December 31, 2020 and 2019 for their services, other than the value charged to those years for stock options issued in 2017, as detailed in Item 11 and $100,000 in consulting fees incurred to another company controlled by our CEO in 2020 (2019: $12,000). We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary. See Item 10 for information regarding our officers and directors.

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

LSG is not required to file a Notice of Intent for the Property with the BLM; instead, it is required to file one with the Department of Environmental Protection of the State of Nevada (NDEP), since the only portion of the Property that has publicly owned surface rights is that which overlaps the Goldfield town limits. This form of notice includes the same information as the BLM Notice of Intent except that a detailed reclamation plan, budget and bond are not required. The notice also has a very informal approval process associated with it.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2020 which are included with this Report. See the “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

We recorded a net loss of $493,640 for the year ended December 31, 2020, have an accumulated deficit of $3,494,901 and have had no operating revenues. The possibility and timing of revenue being generated from our mineral property interest is uncertain.

Revenues and Net Loss

	Years Ended December 31		Increase/(Decrease)
	2020	2019	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	355,732	231,811	123,921	53%
Operating Loss	(355,732)	(231,811)	(123,921)	53%
Other Expenses	(137,908)	(65,076)	(72,832)	112%
Net Loss	$(493,640)	$(296,887)	$(196,753)	66%

Expenses

Our expenses for the years ended December 31, 2020 and 2019 are shown below:

	Years Ended December 31		Increase/(Decrease)
	2020	2019	Amount	Percentage
Consulting services	$160,892	$46,274	$114,618	248%
Corporate support services	1,869	1,835	34	2%
Exploration and evaluation	18,043	-	18,043	-
Impairment expense	54,318	-	54,318	-
Interest, bank and finance charges	83,590	65,076	18,514	28%
Mineral option fees	100,000	100,000	-	-
Office, foreign exchange and sundry	10,425	15,567	(5,142)	(33%	)
Professional fees	40,574	45,342	(4,768)	(11%	)
Transfer and filing fees	23,929	22,793	1,136	5%
Total Operating and Other Expenses	$493,640	$296,887	$196,753	66%

Consulting services

In 2020, we incurred $100,000 in consulting fees payable to a company controlled by our CEO, compared to $12,000 in 2019, an increase of $88,000. We granted stock options to key outside consultants in 2018. The related Consulting services expense for the year ended December 31, 2020 based on a Black-Scholes calculation, was $3,535, compared to $10,562 in 2019, a decrease of approximately $7,000. 2020 Consulting services included approximately $34,000 paid to an advisory firm for assistance in exploring fund raising opportunities, with no equivalent expense in 2019. The net of those changes accounted for the total year over year increase.

Exploration and evaluation

Exploration and evaluation expense in 2020 was for assay costs. No such costs were incurred in 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impairment expense

Management concluded that the mill modification agreement with Goldwedge LLC is unlikely to be completed and that we have no commitment to continue with it. Based on that, the total of $54,318 incurred in connection with the agreement and included in Prepaid fees was written off and charged to Impairment expense at December 31, 2020. There was no equivalent expense in 2019.

Interest, bank and finance charges

The increase in interest expense in 2020 was mainly due to a net increase of approximately $241,000 in interest-bearing loans and approximately $131,000 in interest-bearing amounts due to LSG for mineral option fees and accrued interest.

Office, foreign exchange and sundry

The decrease of approximately $5,000 from 2019 was primarily due to reductions in Meal expenses of approximately $3,000, in Contributions of approximately $1,000, and in Licenses and permits of approximately $1,000.

Professional fees

Professional fees were lower in 2020 primarily due to costs in 2019 of approximately $2,000 for an NI-43-101 report and approximately $2,000 for a US tax filing, with no equivalents in 2020.

Assets and Liabilities

Balance Sheet items with notable year over year differences are as follows:

	December 31		Change
	2020	2019	Amount	Percentage
Prepaid fees	$3,940	$2,078	$1,862	90%
Accounts payable and accrued liabilities	84,181	8,014	76,167	950%
Due to related parties and accrued interest	$2,021,878	$1,598,114	$423,764	27%
Loans payable and accrued interest	$-	$5,819	$(5,819)	(100%	)
Additional Paid-In Capital	1,632,181	1,628,646	3,535	-

Prepaid fees increased primarily due to prepayment in 2020 of approximately $3,000 for ongoing assay costs, offset by approximately $1,000 in legal fees drawn from prepaid amounts.

Accounts payable and accrued liabilities increased in 2020 primarily due to the accrual of $83,500 in consulting fees for strategic and mine development, partially offset by the payment of approximately $8,000 in payables from December 31, 2019.

Due to related parties and accrued interest increased due to the following:

°	the accrual of mineral option fees and related interest due to LSG totaling approximately $131,000;

°	net cash loan advances from related parties of $135,000;

°	accrued loan interest due to related parties of approximately $51,000; and

°	expenses paid by related parties on our behalf of approximately $106,000

Loans payable and accrued interest decreased due to the repayment of $5,819 of accrued loan interest, which was the final balance due.

Additional Paid-In Capital increased as a result of the current year expense of a portion of the value assigned to 500,000 stock options issued November 20, 2018, calculated using the Black-Scholes option pricing model. The expense was charged to Consulting services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Our financial condition at December 31, 2020 and 2019 and the changes between those dates are summarized below:

Working Capital

	December 31		Increase/(Decrease)
	2020	2019	Amount	Percentage
Current Assets	$16,584	$12,577	$4,007	32%
Current Liabilities	2,106,059	1,611,947	494,112	31%
Working Capital (Deficiency)	$(2,089,475)	$(1,599,370)	$(490,105)	31%

Our working capital decreased, as expected, from December 31, 2019 to December 31, 2020, primarily due to:

o	ongoing funding in 2020 from LSG and its controlling shareholder, together with related interest (increase of approximately $292,000), together with the accrual of mineral option fees and related interest due to LSG (increase of approximately $131,000); and

o	the accrual of $83,500 in mine consulting expense, partially offset by the net change of approximately $2,000 in prepaid expenses; the payment of approximately $8,000 in payables from December 31, 2019, and the repayment of approximately $6,000 of accrued loan interest.

Cash Flows

	Year Ended December 31		Increase/(Decrease)
	2020	2019	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(127,036)	$(100,009)	$(27,027)	27%
Financing Activities	129,181	104,000	25,181	24%
Net increase (decrease) in cash	$2,145	$3,991	$(1,846)	(46%)

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

Commitments

We do not have any commitments as of December 31, 2020 which are required to be disclosed in tabular form.

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

In addition, and as a result of completing the Acquisition, we anticipate that the following critical accounting policies of LSG will also become our critical accounting policies:

Mineral Property

Mineral property interests are capitalized and recorded at cost. The property interests are periodically assessed for impairment of value when facts and circumstances suggest that the carrying amount of the property interest may exceed its recoverable amount. Costs of exploration, evaluation and retaining mineral property interests are expensed as incurred. Once we have identified proven and probable reserves in our investigation of our property interests and upon development of a plan for operating a mine, we would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capital costs will be amortized, using the units-of-production method over proven and probable reserves.

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

LODE-STAR MINING INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Lode-Star Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lode-Star Mining Inc. (the “Company”) as at December 31, 2020 and 2019, the related statements of operations, cash flows, and changes in stockholders’ deficiency, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Mineral property interests impairment consideration

As described in Note 3 to the financial statements, the carrying amount of the Company’s mineral property interest was $230,180 as at December 31, 2020. The property interests are periodically assessed for impairment of value when facts and circumstances suggest that the carrying amount of the property interest may exceed its recoverable amount. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.

Auditing the Company’s impairment assessment involved our subjective judgment because, in determining whether any indicators of impairment occurred, management uses judgments that include, among others, assumptions about management’s intentions and future exploration plans, he ability to fund continued exploration activities, forecasts on future gold prices, and market capitalization. Significant uncertainty exists with these assumptions. Further, management’s evaluation of any new information indicating that continued exploration will not likely occur requires significant judgment.

To test the Company’s impairment assessment, our audit procedures included, among others, assessing the Company’s right to explore in the relevant exploration area; evaluating the Company’s ability and management’s intent to carry out significant exploration and evaluation activity; considering whether there was any other data or information that indicated the carrying amount of the capitalized mineral property interests would not be recovered in full from successful development or by sale; and assessing the adequacy of the associated disclosures in the financial statements.

/s/ Smythe LLP

Smythe LLP, Chartered Professional Accountants

We have served as the Company’s auditor since 2017.

Vancouver, Canada

March 24, 2021

LODE-STAR MINING INC.

BALANCE SHEETS

	DECEMBER 31
	2020	2019
ASSETS

Current assets
Cash	$12,644	$10,499
Prepaid fees	3,940	2,078
Total current assets	16,584	12,577

Mineral Property Interest, unproven	230,180	230,180

Total assets	$246,764	$242,757

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$84,181	$8,014
Due to related parties and accrued interest	2,021,878	1,598,114
Loans payable and accrued interest	-	5,819
Total current liabilities	2,106,059	1,611,947

STOCKHOLDERS’ DEFICIENCY

Capital Stock:
Authorized:
480,000,000 voting common shares and 20,000,000 preferred shares
Issued:	3,425	3,425
50,605,965 common shares and no preferred shares at December 31, 2020 and 2019
Additional Paid-In Capital	1,632,181	1,628,646
Accumulated Deficit	(3,494,901)	(3,001,261)
Total stockholders’ deficiency	(1,859,295)	(1,369,190)

Total liabilities and stockholders’ deficiency	$246,764	$242,757

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31
	2020	2019
Revenue	$-	$-

Operating Expenses
Consulting services	160,892	46,274
Corporate support services	1,869	1,835
Exploration and evaluation	18,043	-
Mineral option fees	100,000	100,000
Office, foreign exchange and sundry	10,425	15,567
Professional fees	40,574	45,342
Transfer and filing fees	23,929	22,793
Total operating expenses	355,732	231,811

Operating Loss	(355,732)	(231,811)

Other Expenses
Impairment	(54,318)	-
Interest, bank and finance charges	(83,590)	(65,076)
Total other expenses	(137,908)	(65,076)

Net Loss and Comprehensive Loss For The Year	$(493,640)	$(296,887)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	50,605,965	50,605,965

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2020	2019
Operating Activities
Net loss for the year	$(493,640)	$(296,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	30	85
Stock options issued for services	3,535	10,562
Changes in operating assets and liabilities:
Prepaid fees	(1,827)	-
Accounts payable and accrued liabilities	182,114	38,417
Accrued mineral option fees	100,000	100,000
Accrued interest payable	82,752	47,814
Net cash used in operating activities	(127,036)	(100,009)

Financing Activities
Repayment of loans payable	(5,819)	(6,000)
Proceeds from loans payable – related party	135,000	110,000
Net cash provided by financing activities	129,181	104,000

Net Increase in Cash	2,145	3,991

Cash, Beginning of Year	10,499	6,508

Cash, End of Year	$12,644	$10,499

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$105,947	$35,657

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance, December 31, 2018	50,605,965	$3,425	$1,618,084	$(2,704,374)	$(1,082,865)

Stock options issued for services	-	-	10,562	-	10,562

Net loss for the year	-	-	-	(296,887)	(296,887)

Balance, December 31, 2019	50,605,965	3,425	1,628,646	(3,001,261)	(1,369,190)

Stock options issued for services	-	-	3,535	-	3,535

Net loss for the year	-	-	-	(493,640)	(493,640)

Balance, December 31, 2020	50,605,965	$3,425	$1,632,181	$(3,494,901)	$(1,859,295)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $3,494,901 as of December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economies, and financial markets, leading to a global economic downturn. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID- 19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

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

Cash consists of cash on deposit with high quality, major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2020 and 2019, the Company had no items that were cash equivalents.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving related parties and common stock, evaluating impairment of mineral property interest and calculating stock-based compensation.  Actual results may differ from the estimates.

g)	Basic and Diluted Earnings Per Share

The Company reports basic earnings or loss per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. As the Company generated net losses in the periods presented, the impact of including potential shares from outstanding options and warrants would be anti-dilutive and is therefore not part of the net loss per share calculation.

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC 718 whereby a compensation charge based on the fair value of the equity instruments issued, measured at the grant date, is recorded against earnings over the period during which the employee is required to perform the services in exchange for the award (generally the vesting period).

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants. The expected term of the options is based upon an evaluation of historical and expected future exercise behavior. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date. Volatility is determined based upon historical volatility of the Company’s stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as the Company has not paid dividends nor does the Company anticipate paying any dividends in the foreseeable future..

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

3.	MINERAL PROPERTY INTEREST (Continued)

On January 11, 2017, LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice, however $25,000 per quarter plus interest on amounts due will still be accrued. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at December 31, 2020 was $623,913 (2019: $523,913), with total interest due in the amount of $88,716 (2019: $57,414).

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

On January 22, 2020, the Company executed a toll milling agreement (the “Agreement”) with Scorpio Gold Corporation’s affiliate, Goldwedge LLC. The Agreement allowed for the processing of ore delivered from the Company’s Property to the 400 ton per day Goldwedge milling facility located in Manhattan, Nevada.

Based on previous metallurgical testing, the Company’s ore requires gravity combined with flotation for optimal recoveries of contained precious metals. The Goldwedge milling circuit is currently configured with a gravity recovery circuit. Under the terms of the Agreement, the Company would advance funds required for the design, engineering, permitting and modifications to the Goldwedge facility to include the addition of a flotation circuit, supporting reagent tanks/silos, secondary lining of process containment ponds, leak detection and monitoring wells associated with fluid containments.

The Agreement provided for the Company to recoup the advanced funds through a reduction in toll milling rates until all advanced funds have been offset. Following that, the toll charges would revert to standard rates.

Subsequent to a change in ownership of Scorpio, the Company re-assessed the agreement, concluding that it is unlikely to be completed and that the Company has no commitment to continue with it. Based on that, the total of $54,318 incurred in connection with the agreement and included in prepaid fees has been written off and charged to impairment expense at December 31, 2020.

The Company assessed its mineral property interest to the date of issue of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

4.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,605,965 common shares and no preferred shares. No shares were issued during the years ended December 31, 2020 and 2019.

Options

A total of 10,000,000 options are issued and outstanding, all of which were vested by December 31, 2020.

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. For the year ended December 31, 2020, $3,535 (2019 - $10,562) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.88%, a weighted average life of 5 years, volatility of 195.37%, and dividend yield of 0%. At December 31, 2020, the options had an intrinsic value of $40,000 ($2019 - $7,000) based on the exercise price of $0.06 per option and a market price of $0.14 per share.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options were fully amortized by the end of 2018, so for the years ended December 31, 2020 and 2019, no related amounts were included in consulting services expense. At December 31, 2020, the options had an intrinsic value of $760,000 (2019 - $133,000) based on the exercise price of $0.06 per option and a market price of $0.14 per share.

Summary of option activity in the current year and options outstanding at December 31, 2020:

	Options		Years
	Issued	Vested	Weighted Average Life Remaining (Issued)	Expiry Date	December 31, 2020 Intrinsic Value
Issued February 14, 2017	9,500,000	9,500,000		February 14, 2022	$760,000
Exercise Price: $0.06
Issued November 20, 2018	500,000	250,000		November 20, 2023	$40,000
Exercise Price: $0.06

Balance December 31, 2019	10,000,000	9,750,000	2.21

Issued / Expired / Exercised	-	-
Vested	-	250,000

Balance December 31, 2020	10,000,000	10,000,000	1.21		$800,000

50,000 of the options issued on November 20, 2018 were exercised subsequent to year end, on March 4, 2021 on a cashless basis, resulting in the issuance of 28,571 common shares.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

4.	CAPITAL STOCK (Continued)

Warrants

During the years ended December 31, 2020 and 2019, no warrants to purchase shares of common stock were issued and no warrants were exercised. On November 19, 2020, 3,336,060 warrants issued in 2015 expired without being exercised, leaving no intrinsic value at December 31, 2020. At December 31, 2019 they had an intrinsic value of $180,147, based on the exercise price of $0.02 per warrant and a market price of $0.074 per share.

Summary of warrant activity in the current year and warrants outstanding at December 31, 2020:

	Number of Warrants	Exercise Price	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)	Expiry Date	Intrinsic Value December 31, 2020
Balance December 31, 2019 and 2018	3,336,060	$0.02	$0.02	0.89	November 19, 2020
Issued	-	-	-	-	-	-
Expired	(3,336,060)	-	-	-	-	-
Exercised	-	-	-	-	-	-
Balance outstanding and exercisable December 31, 2020	-	-	-	-	-	-

5.	LOANS PAYABLE

During the year ended December 31, 2020, the Company repaid $5,819, which was the outstanding accrued interest due on a non-related party loan. During the year ended December 31, 2019, the Company repaid $14,929 of accrued interest and the remaining $5,000 of principal of that loan.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At December 31, 2020, the Company had the following amounts due to related parties:

i)	$353,007 (2019: $247,060): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loans at December 31, 2020 was $47,701 (2019: $32,414). During the current year, LSG paid expenses directly on behalf of the Company totaling $105,947 (2019: $35,657).

ii)	$730,000 (2019: $635,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at December 31, 2020 was $132,982 (2019: $98,464). During the current year, the Company borrowed $95,000 (2019: $110,000) from LSG.

iii)	$3,915 (2019: $3,850): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the year was due to fluctuation in the US to Canadian dollar exchange rate.

iv)	$40,000 (2019: $0): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the controlling shareholder of LSG. Accrued interest payable on the loan at December 31, 2020 was $1,644 (2019: $0).

At December 31, 2020, total interest accrued on the above related party loans was $182,327 (2019: 130,878).

●	During the current year, there was a $65 foreign exchange loss (2019: $185 loss) due to a related party loan amount in non-US currency.

●	No stock-based compensation to related parties was incurred during the years ended December 31, 2020 or 2019.

●	During the year ended December 31, 2020, the Company incurred $100,000 (2019: $100,000) in mineral option fees payable to LSG, which have been accrued. The total amount of such fees due at December 31, 2020 was $623,913 (2019: $523,913), with total interest due in the amount of $88,716 (2019: $57,414).

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

At December 31, 2020, the total due to related parties of $2,021,878 (2019: $1,598,114) was comprised of the following:

■	Loans and accrued interest - $1,309,249 (2019: $1,016,788)

■	Mineral option fees payable and accrued interest - $712,629 (2019: $581,326)

During the year ended December 31, 2020, the Company incurred $100,000 (2019: $12,000) in consulting fees for strategic and mine development, payable to a company controlled by the Company’s President. $83,500 (2019: $0) of those fees was outstanding and included in Accounts Payable at December 31, 2020. A further $422 included in Accounts Payable at that date was owing to the same company controlled by the President, for expenses outstanding (2019: $0).

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 3 for details about the Company’s obligations and commitments.

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

A reconciliation of income tax benefit to the amount computed at the estimated rate of 34% (2019 – 34%) is as follows:

	2020	2019
Expected income tax recovery	$167,800	$100,900
Adjustment for non-deductible amounts	(120,900)	(78,900)
Increase in valuation allowance	(46,900)	(22,000)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2020	2019
Deferred income tax assets
Net operating losses carried forward	$412,300	$365,400
Valuation allowance	(412,300)	(365,400)
	$-	$-

The Company has approximately $951,000 (2019: $951,000) in net operating losses carried forward which will expire between 2032 and 2037 if not utilized and approximately $261,000 (2019: $123,000) in net operating losses which will be carried forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Realization of the above losses carried forward is dependent on the Company filing the applicable tax returns with the tax authorities and generating sufficient taxable income prior to expiration of the losses carried forward. Continuing use of the acquired historic business or a significant portion of the acquired assets for two years after a change of control transaction is required, otherwise the annual net operating loss limitation on pre-change losses is zero. The two-year continuing use requirement has been met.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 1, 2020, our auditors, Morgan & Company LLP, 609 Granville Street, Vancouver, BC, Canada, merged their operations with Smythe LLP, Chartered Professional Accountants, 475 Howe Street, Suite 700, Vancouver, BC, Canada and continue to provide services to us as Smythe LLP.

There have been no disagreements regarding accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the year ended December 31, 2020 included in this report, have been audited by Smythe LLP. Our financial statements for the year ended December 31, 2019 included in this report, were audited by Morgan & Co. LLP, prior to its merger with Smythe LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. As a result of the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2020, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2019, our internal control over financial reporting was not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented. As a result of the size of the current organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this report, the names, ages and positions of our executive officers and directors were as follows:

Name	Age	Position
Mark Walmesley	63	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Thomas Temkin	67	Chief Operating Officer, Director
Pam Walters	71	Secretary

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

Since 1985, Mr. Walmesley has been the owner and operator of Mark Walmesley, Inc., a private Texas corporation, which specializes in the sale of window etching theft deterrent products that are distributed throughout the United States in the automotive aftermarket industry. Through an established network of agents and car dealerships, he has achieved product fulfillment on millions of vehicles over his 34-year career.

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

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial, Treasurer and director, Thomas Temkin, our Chief Operating Officer and director, and Pam Walters, our Secretary, for all services rendered in all capacities to us during our fiscal years ended December 31, 2020 and 2019. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Years Ended December 31	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mark Walmesley, CEO (1)	2020	-	-	100,000	100,000
	2019	-	-	12,000	12,000
Thomas Temkin, Director and COO (2)	2020	-	-	-	-
	2019	-	-	-	-
Pam Walters, Secretary (3)	2020	-	-	-	-
	2019	-	-	-	-

ITEM 11.	EXECUTIVE COMPENSATION (Continued)

(1)

Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014.  Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

On February 14, 2017 Mr. Walmesley was granted 5,000,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $290,640 based on fair value estimates determined using the Black-Scholes option pricing model. The full amount of the Black Scholes valuation had been amortized by the end of 2018 so, for the years ended December 31, 2020 and 2019, $0 was included in Consulting services expense. At December 31, 2020, the options had an intrinsic value of $400,000 based on the exercise price of $0.06 per option and a market price of $0.14 per share.

During the year ended December 31, 2020, we incurred $100,000 in consulting fees payable to another company controlled by Mr. Walmesley (2019: $12,000).

(2)

Thomas Temkin was appointed as our Chief Operating Officer and director on January 19, 2015.

On February 14, 2017 Mr. Temkin was granted 1,600,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $93,004 based on fair value estimates determined using the Black-Scholes option pricing model. The full amount of the Black Scholes valuation had been amortized by the end of 2018 so, for the years ended December 31, 2020 and 2019, $0 was included in Consulting services expense. At December 31, 2020, the options had an intrinsic value of $128,000 based on the exercise price of $0.06 per option and a market price of $0.14 per share.

(3)

Pam Walters was appointed as our Secretary on April 22, 2015.

On February 14, 2017 Ms. Walters was granted 800,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $46,504 based on fair value estimates determined using the Black-Scholes option pricing model. The full amount of the Black Scholes valuation had been amortized by the end of 2018 so, for the years ended December 31, 2020 and 2019, $0 was included in Consulting services expense. At December 31, 2020, the options had an intrinsic value of $64,000 based on the exercise price of $0.06 per option and a market price of $0.14 per share.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2020, we had no unvested stock awards held by the named executive officers, which are part of the option awards described in the table notes above.

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

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2020, (iv) up to two executive officers other than the Chief Executive Officer who were serving as executive officers on December 31, 2019 and to whom the company paid more than $100,000 in compensation during the last fiscal year, (v) up to two additional persons to whom the company paid more than $100,000 during the last fiscal year but who were not serving as an executive officer on December 31, 2020 and (vi) all directors and officers as a group. None of the directors, nominees, or officers of the company owned any equity security issued by the company’s subsidiaries. Information with respect to officers, directors and their families is as of December 31, 2020 and is based on the books and records of the company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	2,553,140	5.05%

Thomas Temkin (4)	70,000	0.14%

All executive officers and directors as a group (2 persons)	2,623,140	5.19%

Lode Star Gold INC. (5)	35,000,000	69.16%

Lonnie S. Humphries Non-Exempt Trust (5)	200,000	0.40%

Lonnie S. Humphries	1,369,756	2.71%

1)	Unless otherwise indicated, the address of all named persons is 1 East Liberty Street, Suite 600, Reno, NV 89501

2)	Based on 50,605,965 shares of our common stock issued and outstanding as of December 31, 2020.

3)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

4)	Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors on January 19, 2015.

5)	The person with investment and dispositive authority is Lonnie Humphries.

Changes in Control

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2020, the following amounts were due to related parties:

●	To Lode Star Gold INC., our controlling shareholder (“LSG”): unsecured loans with interest at 5% per annum, with no specific terms of repayment, totaling $1,083,007 plus accrued interest totaling $180,683, and $623,913 in accrued mineral option fees payable under the terms of our Mineral Option Agreement, plus accrued interest of $88,716.

●	To Lonnie Humphries, the sole shareholder of Lode Star Gold INC., our controlling shareholder: an unsecured, non-interest-bearing loan of $3,915, with no specific terms of repayment; and a second unsecured loan of $40,000, with interest at 5% per annum and no specific terms of repayment. Accrued interest payable on that loan at December 31, 2020 was $1,644.

●	During the year ended December 31, 2020, the Company incurred $100,000 in consulting fees for strategic and mine development, payable to a company controlled by our President. $83,500 of those fees was outstanding and included in Accounts Payable at December 31, 2020. A further $422 included in Accounts Payable at that date was owing to the same company controlled by the President, for expenses outstanding.

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

Effective August 1, 2020, our auditors, Morgan & Company LLP, merged their operations with Smythe LLP, Chartered Professional Accountants and continue to provide services to us as Smythe LLP.

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

2020	$20,946	Smythe LLP
2019	$20,042	Morgan & Co LLP

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020	$0	Smythe LLP
2019	$0	Morgan & Co LLP

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2020	$0	Smythe LLP
2019	$0	Morgan & Co LLP

(4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2020	$0	Smythe LLP
2019	$0	Morgan & Co LLP

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
3.3	Amended and Restated Articles of Incorporation	14-C	11/24/14	3.3
3.4	Omnibus Equity Incentive Plan	14-C	11/24/15	3.4
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	8-K	2/21/12	10.1
10.5	Mineral Option Agreement with Lode Star Gold INC.	8-K	10/09/14	10.1
10.6	Settlement Agreement	8-K	12/16/14	10.2
10.7	Acquisition of Mineral Property Interest	10-K/A2	1/11/2017	10.7
10.8	Amendment to Mineral Option Agreement	8-K	11/06/2019	10.8
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				X
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3
101.INS	XBRL Instance Document	10-K	4/14/14	101.INS
101.SCH	XBRL Taxonomy Extension Schema	10-K	4/14/14	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	4/14/14	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	4/14/14	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	4/14/14	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	4/14/14	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March 2021

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 24, 2021
Mark Walmesley