Form 10-Q
period 2021-03-31
Lode-Star Mining Inc.
filed 2021-05-17
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,634,536 at May 14, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2021 (Unaudited)	2020 (Audited)

ASSETS

Current assets
Cash	$21,343	$12,644
Prepaid fees	3,957	3,940
Total current assets	25,300	16,584

Mineral Property Interest, unproven	230,180	230,180

Total assets	$255,480	$246,764

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$132,876	$84,181
Due to related parties and accrued interest	2,108,779	2,021,878
Total current liabilities	2,241,655	2,106,059

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
480,000,000 voting common shares and 20,000,000 preferred shares
Issued: 50,634,536 common shares and no preferred shares at March 31, 2021 50,605,965 common shares and no preferred shares at December 31, 2020	3,454	3,425

Additional Paid-In Capital	1,632,152	1,632,181
Accumulated Deficit	(3,621,781)	(3,494,901)
Total stockholders’ deficiency	(1,986,175)	(1,859,295)

Total liabilities and stockholders’ deficiency	$255,480	$246,764

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2021	2020

Revenue	$-	$-

Operating Expenses
Consulting services	31,188	65,850
Corporate support services	495	469
Exploration and evaluation	7,531	-
Mineral option fees	24,976	24,988
Office, foreign exchange and sundry	1,384	3,340
Professional fees	19,831	2,270
Transfer and filing fees	18,725	17,662
Total operating expenses	104,130	114,579

Operating Loss	(104,130)	(114,579)

Other Expenses
Interest, bank and finance charges	(22,750)	(18,929)

Net Loss And Comprehensive Loss For The Period	$(126,880)	$(133,508)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,614,536	50,605,965

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2021	2020

Operating Activities
Net loss for the period	$(126,880)	$(133,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	42	(149)
Stock options issued for services	-	991
Changes in operating assets and liabilities:
Prepaid fees	-	(20,242)
Accounts payable and accrued liabilities	72,950	53,343
Accrued mineral option fees	24,976	24,988
Accrued interest payable	22,611	12,809
Net cash used in operating activities	(6,301)	(61,768)

Financing Activities
Proceeds from loans payable – related parties	15,000	65,000
Net cash provided by financing activities	15,000	65,000

Net Increase In Cash	8,699	3,232

Cash, Beginning of Period	12,644	10,499

Cash, End of Period	$21,343	$13,731

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$24,254	$32,640

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2021	50,605,965	$3,425	$1,632,181	$(3,494,901)	$(1,859,295)

Shares issued on cashless exercise of stock options	28,571	29	(29)	-	-

Net loss for the period	-	-	-	(126,880)	(126,880)

Balance, March 31, 2021	50,634,536	$3,454	$1,632,152	$(3,621,781)	$(1,986,175)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2020	50,605,965	$3,425	$1,628,646	$(3,001,261)	$(1,369,190)

Stock options issued for services	-	-	991	-	991

Net loss for the period	-	-	-	(133,508)	(133,508)

Balance, March 31, 2020	50,605,965	$3,425	$1,629,637	$(3,134,769)	$(1,501,707)

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $3,621,781 as of March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economies, and financial markets, leading to a global economic downturn. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2020 have been omitted.  The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

On January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at March 31, 2021 was $648,889 (December 31, 2020: $623,913), with total interest due in the amount of $97,417 (December 31, 2020: $88,716).

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

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,634,536 common shares and no preferred shares. During the three months ended March 31, 2021, the Company issued 28,571 shares of its common stock on the cashless conversion of 50,000 options.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

4.	CAPITAL STOCK (Continued)

Options

A total of 9,950,000 options are issued and outstanding at March 31, 2021, all of which are vested.

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. The options had an estimated grant date fair value of $10,408. 50,000 of the options were exercised on March 4, 2021 on a cashless basis, resulting in the issuance of 28,571 common shares.

The options were fully expensed by December 31, 2020. For the quarter ended March 31, 2021, $0 (2020 - $991) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.88%, a weighted average life of 5 years, volatility of 195.37%, and dividend yield of 0%. At March 31, 2021, the remaining 450,000 options had an intrinsic value of $25,650 (December 31, 2020: $40,000) based on the exercise price of $0.06 per option and a market price of $0.117 per share.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options were fully amortized by the end of 2018, so no related amounts are included in consulting services expense on these financial statements. At March 31, 2021, the options had an intrinsic value of $541,500 (December 31, 2020 - $760,000) based on the exercise price of $0.06 per option and a market price of $0.117 per share.

Summary of option activity in the current three-month period and options outstanding (all fully vested) at March 31, 2021:

	Options Outstanding	Weighted Average Life Remaining (Years)	Intrinsic Value

Balance December 31, 2020	10,000,000		$800,000
Issued	-
Exercised	(50,000)
Expired	-
Balance March 31, 2021	9,950,000	0.95	$567,150

Warrants

During the three months ended March 31, 2021, no warrants to purchase shares of common stock were issued, exercised or expired. On November 19, 2020, 3,336,060 warrants issued in 2015 expired without being exercised, leaving no warrants outstanding and no intrinsic value at December 31, 2020 or at March 31, 2021.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At March 31, 2021, the Company had the following amounts due to related parties:

i)	$377,261 (December 31, 2020: $353,007): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loans at March 31, 2021 was $52,118 (December 31, 2020: $47,701). During the current quarter, LSG paid expenses directly on behalf of the Company totaling $24,254 (Q1 2020: $32,640).

ii)	$745,000 (December 31, 2020: $730,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at March 31, 2021 was $141,982 (December 31, 2020: $132,982). During the current quarter, the Company borrowed $15,000 (Q1 2020: $25,000) from LSG.

iii)	$3,975 (December 31, 2020: $3,915): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the quarter was due to fluctuation in the US to Canadian dollar exchange rate.

iv)	$40,000 (December 31, 2020: $40,000): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the controlling shareholder of LSG. Accrued interest payable on the loan at March 31, 2021 was $2,137 (December 31, 2020: $1,644).

At March 31, 2021, total interest accrued on the above related party loans was $196,237 (December 31, 2020: $182,327).

During the current quarter, there was a $60 foreign exchange loss (2020: $325 loss) due to a related party loan amount in non-US currency. No stock-based compensation to related parties was incurred during the current quarter or in 2020:

During the current quarter, the Company incurred $24,976 (2020: $24,988) in mineral option fees payable to LSG, which have been accrued. The total amount of such fees due at March 31, 2021 was $648,889 (December 31, 2020: $623,913), with total interest due in the amount of $97,417 (December 31, 2020: $88,716).

At March 31, 2021, the total due to related parties of $2,108,779 (December 31, 2020: $2,021,878) was comprised of the following:

■	Loans and accrued interest - $1,362,473 (December 31, 2020: $1,309,249)

■	Mineral option fees payable and accrued interest - $746,306 (December 31, 2020: $712,629)

During the quarter ended March 31, 2021, the Company incurred $25,000 (2020: $25,000 per quarter) in consulting fees for strategic and mine development, payable to a company controlled by the Company’s President. At March 31, 2021, $108,500 (December 31, 2020: $83,500) of those fees was outstanding and included in Accounts Payable. A further $845 included in Accounts Payable at that date was owing to the same company controlled by the President, for expenses outstanding (2020: $422).

6.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 3 for details about the Company’s obligations and commitments regarding its Mineral Property Interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We agreed with LSG that upon the successful completion of a toll milling agreement after permitting is achieved, there will be a basis to form a joint management committee to outline work programs and budgets, as contemplated in the Option Agreement and for us to act as the operator of the Property. To the date of this report LSG has borne all costs in connection with operations on the Property. We expect the first work program, entailing Property-related costs for which we will be responsible, to be approved in 2021.

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

Mine Development:

LSG is developing its Red Hills zone and raising in its Church zone. The raise in the Church Zone is expected to become the Project’s secondary escape-way and a vertical pathway to access gold ore identified in the ICN’s Church zone drilling.

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

Most recently LSG has completed its Phase One 1500ft of surface core drilling in the Church Zone and awaiting completion of its assay results of its 6 holes. Phase Two is scheduled to commence once the assays of Phase One have been reviewed.

Mine Development - Drilling the Northeast Corridor

For technical details, see our report filed on Form 10-K for the year ended December 31, 2020. The Property’s Red Hills and Church zones can support mine development utilizing the Company’s current infrastructure. Underground mining in the Red Hills area will extract ore on the 300-level. We plan to initially mine 10,000 tons of material per year at a rate of approximately 50 tons per day.

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

Personnel

We have no employees. Apart from quarterly consulting fees, our president and CEO, Mark Walmesley, receives no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2021 which are included above in Part I, Item 1.

	Three Months Ended March 31		Change
	2021	2020	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	104,130	114,579	(10,449)	(9%)
Operating Loss	(104,130)	(114,579)	10,449	(9%)
Other Income (Expense)	(22,750)	(18,929)	(3,821)	20%
Net Loss	(126,880)	(133,508)	6,628	(5%)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

We had no operating revenues during the three-months ended March 31, 2021 and 2020. We recorded a net loss of $126,880 for the current quarter and have an accumulated deficit of $3,621,781. The possibility and timing of revenue being generated from our mineral property interest remains uncertain

Expenses

Notable year over year differences in expenses for the first quarter are as follows:

	Three Months Ended March 31		Increase/(Decrease)
	2021	2020	Amount	Percentage
	$	$	$
Consulting services	31,188	65,850	(34,662)	(53%)
Exploration and evaluation	7,531	-	7,531	-
Professional fees	19,831	2,270	17,561	774%
Interest, bank and finance charges	22,750	18,929	3,821	20%

Consulting services expense was higher in the first quarter of 2020 primarily due to that quarter including approximately $34,000 that was paid to an advisory firm for assistance in exploring fund raising opportunities, with no equivalent expense in Q1 of 2021.

Exploration and evaluation expense in the current quarter was for assay costs. No such costs were incurred in Q1 of 2020.

Professional fees in the first quarter of 2021 included accounting and audit costs for the 2020 year-end, whereas the equivalent of those costs for the 2019 year-end had not been invoiced yet in the first quarter of 2020.

Interest, bank and finance charges were higher primarily due to the ongoing increase in loans from LSG.

Balance Sheets at March 31, 2021 and December 31, 2020

Items with notable period-end differences are as follows:

			Change
	March 31, 2021	December 31, 2020	Amount	Percentage
	$	$	$
Cash	21,343	12,644	8,699	69%
Accounts payable and accrued liabilities	132,876	84,181	48,695	58%
Due to related parties and accrued interest	2,108,779	2,021,878	86,901	4%

Accounts payable increased principally due to the accrual of $25,000 in consulting fees to our President for Q1 2021, along with approximately $23,000 in fees related to the 2020 year-end audit and accounting.

The increase in Due to related parties resulted from increased related party loans and accrued interest in the current period of approximately $53,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $34,000.

Liquidity and Capital Resources

At March 31, 2021, our total assets were $255,480 and our total liabilities were $2,241,655. Our working capital deficiency at March 31, 2020 and December 31, 2019 and the changes between those dates were as follows:

			Increase/(Decrease)
	March 31,2021	December 31,2020	Amount	Percentage
	$	$	$
Current Assets	25,300	16,584	8,716	53%
Current Liabilities	2,241,655	2,106,059	135,596	6%
Working Capital Deficiency	(2,216,355)	(2,089,475)	(126,880)	6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase in our working capital deficiency from December 31, 2020 to March 31, 2021 was primarily due to the increases in Accounts payable of approximately $49,000 and in Due to related parties of approximately $87,000 (each of which are explained above) partially offset by the increase in Cash of approximately $9,000 (see below).

Cash Flows

	Three Months Ended March 31		Increase/(Decrease)
	2020	2019	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(6,301)	(61,768)	55,467	(90%)
Financing Activities	15,000	65,000	(50,000)	(77%)
Net increase in cash	8,699	3,232	5,467	169%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the period ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31, 2021.

On March 4, 2021 50,000 options were exercised on a cashless basis, resulting in the issuance of 28,571 common shares.

Other than as disclosed above and in previous reports filed with the SEC, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May 2021.

LODE-STAR MINING INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	May 14, 2021
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	May 14, 2021
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase