Form 10-Q
period 2021-06-30
Lode-Star Mining Inc.
filed 2021-08-12
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

(775) 234-5443

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,634,536 at August 6, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2021 (Unaudited)	2020

ASSETS

Current assets
Cash	$13,550	$12,644
Prepaid fees	3,976	3,940
Total current assets	17,526	16,584

Mineral Property Interest, unproven	230,180	230,180

Total assets	$247,706	$246,764

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$138,263	$84,181
Due to related parties and accrued interest	2,202,663	2,021,878
Total current liabilities	2,340,926	2,106,059

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized: 480,000,000 voting common shares and 20,000,000 preferred shares Issued: 50,634,536 common shares and no preferred shares at June 30, 2021 50,605,965 common shares and no preferred shares at December 31, 2020	3,454	3,425

Additional Paid-In Capital	1,632,152	1,632,181
Accumulated Deficit	(3,728,826)	(3,494,901)
Total stockholders’ deficiency	(2,093,220)	(1,859,295)

Total liabilities and stockholders’ deficiency	$247,706	$246,764

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	31,387	31,632	62,575	97,482
Corporate support services	512	452	1,007	921
Exploration and evaluation	13,158	6,410	20,689	6,410
Mineral option fees	25,012	25,000	49,988	49,988
Office, foreign exchange and sundry	2,769	3,722	4,153	7,062
Professional fees	7,953	20,934	27,784	23,204
Transfer and filing fees	1,997	2,357	20,722	20,019
Total operating expenses	82,788	90,507	186,918	205,086

Operating Loss	(82,788)	(90,507)	(186,918)	(205,086)

Other Expenses
Interest, bank and finance charges	(24,257)	(20,366)	(47,007)	(39,295)

Net Loss and Comprehensive Loss For The Period	$(107,045)	$(110,873)	$(233,925)	$(244,381)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,634,536	50,605,965	50,624,591	50,605,965

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30
	2021	2020

Operating Activities
Net loss for the period	$(233,925)	$(244,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	84	(92)
Stock options issued for services	-	1,979
Changes in operating assets and liabilities:
Prepaid fees	-	(30,717)
Accounts payable and accrued liabilities	93,134	98,182
Accrued mineral option fees	49,988	49,988
Accrued interest payable	46,625	32,975
Net cash used in operating activities	(44,094)	(92,066)

Financing Activities
Proceeds from loans payable – related parties	45,000	90,000
Net cash provided by financing activities	45,000	90,000

Net Increase (Decrease) In Cash	906	(2,066)

Cash, Beginning of Period	12,644	10,499

Cash, End of Period	$13,550	$8,433

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$39,052	$56,564

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2021	50,605,965	$3,425	$1,632,181	$(3,494,901)	$(1,859,295)

Shares issued on cashless exercise of stock options	28,571	29	(29)	-	-

Net loss for the period	-	-	-	(126,880)	(126,880)

Balance, March 31, 2021	50,634,536	3,454	1,632,152	(3,621,781)	(1,986,175)

Net loss for the period	-	-	-	(107,045)	(107,045)

Balance, June 30, 2021	50,634,536	$3,454	$1,632,152	$(3,728,826)	$(2,093,220)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2020	50,605,965	$3,425	$1,628,646	$(3,001,261)	$(1,369,190)

Stock options issued for services	-	-	991	-	991

Net loss for the period	-	-	-	(133,508)	(133,508)

Balance March 31, 2020	50,605,965	3,425	1,629,637	(3,134,769)	(1,501,707)

Stock options issued for services	-	-	988	-	988

Net loss for the period	-	-	-	(110,873)	(110,873)

Balance, June 30, 2020	50,605,965	$3,425	$1,630,625	$(3,245,642)	$(1,611,592)

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $3,728,826 as of June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economies, and financial markets, leading to a global economic downturn. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The full duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2020 have been omitted.  The results of operations for the six months ended June 30, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

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

On January 11, 2017 LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at June 30, 2021 was $673,901 (December 31, 2020: $623,913), with total interest due in the amount of $106,631 (December 31, 2020: $88,716).

On October 31, 2019, the Company and LSG executed an amendment (the “Amendment”) to their mineral option agreement dated October 4, 2014 (the “Option Agreement”). According to the terms of the Option Agreement the Company acquired an initial 20% undivided interest in and to the mineral claims owned by LSG and an option to earn a further 60% interest in the claims.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

3.	MINERAL PROPERTY INTEREST (Continued)

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

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,634,536 common shares and no preferred shares. During the six months ended June 30, 2021, the Company issued 28,571 shares of its common stock on the cashless conversion of 50,000 options.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

4.	CAPITAL STOCK (Continued)

Options

A total of 9,950,000 options were issued and outstanding at June 30, 2021, all of which were vested.

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

The 500,000 options were fully expensed by December 31, 2020. For the six months ended June 30, 2021, $0 (2020 - $1,979) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.88%, a weighted average life of 5 years, volatility of 195.37%, and dividend yield of 0%. At June 30, 2021, the remaining 450,000 options had an intrinsic value of $9,000 (December 31, 2020: $40,000) based on the exercise price of $0.06 per option and a market price of $0.08 per share.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options were fully amortized by the end of 2018, so no related amounts are included in consulting services expense on these financial statements. At June 30, 2021, the options had an intrinsic value of $190,000 (December 31, 2020 - $760,000) based on the exercise price of $0.06 per option and a market price of $0.08 per share.

Summary of option activity in the current six-month period and options outstanding (all fully vested) at June 30, 2021:

	Options Outstanding	Weighted Average Life Remaining (Years)	Intrinsic Value

Balance December 31, 2020	10,000,000		$800,000
Issued	-
Exercised	(50,000)
Expired	-
Balance June 30, 2021	9,950,000	0.72	$199,000

Warrants

During the six months ended June 30, 2021, no warrants to purchase shares of common stock were issued, exercised or expired. On November 19, 2020, 3,336,060 warrants issued in 2015 expired without being exercised, leaving no warrants outstanding and no intrinsic value at December 31, 2020 or at June 30, 2021.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At June 30, 2021, the Company had the following amounts due to related parties:

i)	$392,059 (December 31, 2020: $353,007): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loans at June 30, 2021 was $56,926 (December 31, 2020: $47,701). During the six months ended June 30, 2021, LSG paid expenses directly on behalf of the Company totaling $39,052 (2020: $56,564).

ii)	$775,000 (December 31, 2020: $730,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at June 30, 2021 was $151,476 (December 31, 2020: $132,982). During the six months ended June 30, 2021, the Company borrowed $45,000 (2020: $50,000) from LSG.

iii)	$4,035 (December 31, 2020: $3,915): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during 2021 was due to fluctuation in the US to Canadian dollar exchange rate.

iv)	$40,000 (December 31, 2020: $40,000): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the controlling shareholder of LSG. Accrued interest payable on the loan at June 30, 2021 was $2,636 (December 31, 2020: $1,644).

At June 30, 2021, total interest accrued on the above related party loans was $211,037 (December 31, 2020: $182,327).

During the current six months, there was a $120 foreign exchange loss (2020: $200 gain) due to a related party loan amount in non-US currency. No stock-based compensation to related parties was incurred in 2021 or 2020.

During the six months ended June 30, 2021, the Company incurred $49,988 (2020: $49,988) in mineral option fees payable to LSG, which have been accrued. The total amount of such fees due at June 30, 2021 was $673,901 (December 31, 2020: $623,913), with total interest due in the amount of $106,631 (December 31, 2020: $88,716).

At June 30, 2021, the total due to related parties of $2,202,663 (December 31, 2020: $2,021,878) was comprised of the following:

■	Loans and accrued interest - $1,422,131 (December 31, 2020: $1,309,249)

Mineral option fees payable and accrued interest - $780,532 (December 31, 2020: $712,629)

During the six months ended June 30, 2021, the Company incurred $50,000 (2020: $50,000) in consulting fees for strategic and mine development, payable to a company controlled by the Company’s President. At June 30, 2021, $133,500 (December 31, 2020: $83,500) of those fees was outstanding and included in Accounts Payable. A further $1,268 included in Accounts Payable at that date was owing to the same company controlled by the President, for expenses outstanding (2020: $0).

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

Step Out Drilling and Exploration:

Surface drilling on the property is on hold. LSG completed its Phase One 1500ft of 6 holes of surface core drilling in the Church Zone and found no clear indication of zone’s ore bearing geology. The Company is waiting to see what geologic modeling can be interpreted from the completion of raising its secondary escapeway to the surface.

The target area, as described in our most recent NI 43-101, is the high-grade area referred to as the Church Vein Zone. This zone measures up to 40 feet in width and trends at least 600 feet north-northeasterly, immediately west of the Church shaft. Drilling by ICN in 2011 included 19 core holes with varying results. Some holes did not hit the intended target and will be re-drilled to better test the target. As drilling progressed into the vein area, marginal gold was identified. Three holes, ICN-003, ICN-013 and ICN-014 (results below) hit solid high- grade intercepts which need further drilling to define. (Grams per Metric Tonne = 34.2857).

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

Going Concern

In the audit report accompanying our financial statements for the year ended December 31, 2020, our auditors issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. We have not generated any revenues to-date and we cannot currently estimate the timing of any possible future revenues. Currently, our only source of cash is from loans or investments by others in our common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2021 which are included above in Part I, Item 1.

	Three Months Ended June 30		Change
	2021	2020	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	82,788	90,507	(7,719)	(9%)
Operating Loss	(82,788)	(90,507)	7,719	(9%)
Other Expenses	(24,257)	(20,366)	(3,891)	19%
Net Loss	(107,045)	(110,873)	3,828	3%

	Six Months Ended June 30		Change
	2021	2020	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	186,918	205,086	(18,168)	(9%)
Operating Loss	(186,918)	(205,086)	18,168	(9%)
Other Expenses	(47,007)	(39,295)	(7,712)	20%
Net Loss	(233,925)	(244,381)	10,456	(4%)

Revenues

We had no operating revenues during the six months ended June 30, 2021 and 2020. We recorded a net loss of $233,925 for the six months ended June 30, 2021 and have an accumulated deficit of $3,728,826. The possibility and timing of revenue being generated from our mineral property interest remains uncertain

Expenses

Notable year over year differences in expenses for the second quarter were as follows:

	Three Months Ended June 30		Increase/(Decrease)
	2021	2020	Amount	Percentage
	$	$	$
Exploration and evaluation	13,158	6,410	6,748	105%
Professional fees	7,953	20,934	(12,981)	(62%)
Interest, bank and finance charges	24,257	20,366	3,891	19%

Exploration and evaluation expense in the current and prior year’s second quarter was for assay costs. Those expenditures increased in 2021 due to an increased volume of assays as exploration work advanced.

Professional fees were lower in Q2 of 2021 primarily due to audit and accounting fees for the previous year end (approximately $14,000) being incurred in Q1, whereas in 2020, they were incurred in Q2.

Interest, bank and finance charges were higher in Q2 of 2021 primarily due to the ongoing increase in loans from LSG.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Balance Sheets at June 30, 2021 and December 31, 2020

Items with notable period-end differences are as follows:

			Change
	June 30, 2021	December 31, 2020	Amount	Percentage
	$	$	$
Accounts payable and accrued liabilities	138,263	84,181	54,082	64%
Due to related parties and accrued interest	2,202,663	2,021,878	180,785	9%

Accounts payable increased principally due to the accrual of $50,000 in consulting fees and approximately $1,000 in expenses due to our President in the six months ended June 30, 2021, along with approximately $2,000 in bookkeeping fees.

The increase in Due to related parties resulted from increased related party loans and accrued interest in 2021 of approximately $113,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $68,000.

Liquidity and Capital Resources

At June 30, 2021, our total assets were $247,706 and our total liabilities were $2,340,926. Our working capital deficiency at June 30, 2021 and December 31, 2020 and the changes between those dates were as follows:

			Increase/(Decrease)
	June 30,2021	December 31,2020	Amount	Percentage
	$	$	$
Current Assets	17,526	16,584	942	6%
Current Liabilities	2,340,926	2,106,059	234,867	11%
Working Capital Deficiency	(2,323,400)	(2,089,475)	(233,925)	(11%)

The increase in our working capital deficiency from December 31, 2020 to June 30, 2021 was primarily due to the increases in Accounts payable of approximately $54,000 and in Due to related parties of approximately $181,000 (each of which are explained in the comments above on Balance Sheet changes).

Cash Flows

	Six Months Ended June 30		Increase/(Decrease)
	2021	2020	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(44,094)	(92,066)	47,972	(52%)
Financing Activities	45,000	90,000	(45,000)	(50%)
Net increase in cash	906	(2,066)	2,972	(144%)

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the six months ended June 30, 2021.

On March 4, 2021 50,000 options were exercised on a cashless basis, resulting in the issuance of 28,571 common shares.

Other than as disclosed above and in previous reports filed with the SEC, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August 2021.

LODE-STAR MINING INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	August 6, 2021
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	August 6, 2021
Thomas Temkin

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)