Form 10-Q
period 2021-09-30
Lode-Star Mining Inc.
filed 2021-11-12
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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
YES ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,634,536 at November 4, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30	DECEMBER 31
	2021	2020
	(Unaudited)
ASSETS

Current assets
Cash	$11,291	$12,644
Prepaid fees	1,443	3,940
Total current assets	12,734	16,584

Mineral Property Interest, unproven	230,180	230,180

Total assets	$242,914	$246,764

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$167,064	$84,181
Due to related parties and accrued interest	2,270,959	2,021,878
Total current liabilities	2,438,023	2,106,059

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share; Issued: 50,634,536 common shares and no preferred shares at September 30, 2021 50,605,965 common shares and no preferred shares at December 31, 2020	3,454	3,425
Additional Paid-In Capital	1,632,152	1,632,181
Accumulated Deficit	(3,830,715)	(3,494,901)
Total stockholders’ deficiency	(2,195,109)	(1,859,295)

Total liabilities and stockholders’ deficiency	$242,914	$246,764

The accompanying notes are an integral part of these unaudited, interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	31,308	31,897	93,883	129,378
Corporate support services	505	472	1,512	1,392
Exploration and evaluation	7,754	3,652	28,443	10,062
Mineral option fees	25,012	25,012	75,000	75,000
Office, foreign exchange and sundry	1,846	1,571	5,999	8,633
Professional fees	7,931	6,852	35,715	30,057
Transfer and filing fees	2,192	1,951	22,914	21,971
Total operating expenses	76,548	71,407	263,466	276,493

Operating Loss	(76,548)	(71,407)	(263,466)	(276,493)

Other Expenses
Interest, bank and finance charges	(25,341)	(21,769)	(72,348)	(61,064)

Net Loss and Comprehensive Loss For The Period	$(101,889)	$(93,176)	$(335,814)	$(337,557)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,634,536	50,605,965	50,627,943	50,605,965

The accompanying notes are an integral part of these unaudited, interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2021	2020
Operating Activities
Net loss for the period	$(335,814)	$(337,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	7	(46)
Stock options issued for services	-	2,980
Changes in operating assets and liabilities:
Prepaid fees	2,500	(54,318)
Accounts payable and accrued liabilities	130,164	141,576
Due to related parties	75,000	75,000
Accrued interest payable	71,790	54,528
Net cash used in operating activities	(56,353)	(117,837)

Financing Activity
Proceeds from loans payable – related party	55,000	120,000
Net cash provided by financing activity	55,000	120,000

Net Increase (Decrease) In Cash	(1,353)	2,163

Cash, Beginning of Period	12,644	10,499

Cash, End of Period	$11,291	$12,662

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related parties on behalf of the Company	$47,281	$88,284

The accompanying notes are an integral part of these unaudited, interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance, January 1, 2021	50,605,965	$3,425	$1,632,181	$(3,494,901)	$(1,859,295)

Shares issued on cashless exercise of stock options	28,571	29	(29)	-	-

Net loss for the period	-	-	-	(126,880)	(126,880)

Balance, March 31, 2021	50,634,536	3,454	1,632,152	(3,621,781)	(1,986,175)

Net loss for the period	-	-	-	(107,045)	(107,045)

Balance, June 30, 2021	50,634,536	3,454	1,632,152	(3,728,826)	(2,093,220)

Net loss for the period	-	-	-	(101,889)	(101,889)

Balance, September 30, 2021	50,634,536	$3,454	$1,632,152	$(3,830,715)	$(2,195,109)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance, January 1, 2020	50,605,965	$3,425	$1,628,646	$(3,001,261)	$(1,369,190)

Stock options issued for services	-	-	991	-	991

Net loss for the period	-	-	-	(133,508)	(133,508)

Balance March 31, 2020	50,605,965	3,425	1,629,637	(3,134,769)	(1,501,707)

Stock options issued for services	-	-	988	-	988

Net loss for the period	-	-	-	(110,873)	(110,873)

Balance, June 30, 2020	50,605,965	3,425	1,630,625	(3,245,642)	(1,611,592)

Stock options issued for services	-	-	1,001	-	1,001

Net loss for the period	-	-	-	(93,176)	(93,176)

Balance, September 30, 2020	50,605,965	$3,425	$1,631,626	$(3,338,818)	$(1,703,767)

The accompanying notes are an integral part of these unaudited, interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Lode-Star Mining Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are in Reno, Nevada. The Company was originally formed to acquire exploration stage natural resource properties. The Company acquired a 20% interest in mineral property from Lode-Star Gold INC., a private Nevada corporation (“LSG”) on December 11, 2014 in consideration for the issuance of 35,000,000 common shares of the Company (Note 3). As a result of this transaction, control of the Company was acquired by LSG.

Going Concern

The accompanying unaudited, interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $3,830,715 as of September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Basis of Presentation

The unaudited, interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2020, have been omitted. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. All dollar amounts are in U.S. dollars unless otherwise noted. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

3.	MINERAL PROPERTY INTEREST (Continued)

To earn the additional 60% interest, the Company was required to fund all expenditures on the Property and pay LSG an aggregate of $5 million in cash in the form of a net smelter royalty, commencing after December 11, 2014. If the Company failed to make any cash payments to LSG within one year of the date of the option agreement, it was required to pay LSG an additional $100,000, and in any subsequent years in which the Company failed to complete the payment of the entire $5 million, it was required to make quarterly cash payments to LSG of $25,000.

On January 11, 2017, LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at September 30, 2021 was $698,913 (December 31, 2020: $623,913), with total interest due in the amount of $116,374 (December 31, 2020: $88,716).

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

The primary effect of the Amendment was therefore to increase the purchase price for the additional 60% interest in the Property from $5 million to $10 million, while at the same time separating it into tranches.

The Company assessed its mineral property interest to the date of issue of these financial statements and concluded that facts and circumstances do not suggest that the mineral property interest’s carrying value exceeds its recoverable amount and therefore no impairment is required.

4.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,634,536 common shares and no preferred shares. During the nine months ended September 30, 2021, the Company issued 28,571 shares of its common stock on the cashless conversion of 50,000 options.

Options

A total of 9,950,000 options were issued and outstanding at September 30, 2021, all of which were vested.

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

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

4.	CAPITAL STOCK (Continued)

The 500,000 options were fully expensed by December 31, 2020. For the nine months ended September 30, 2021, $0 (2020 - $2,980) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.88%, a weighted average life of 5 years, volatility of 195.37%, and dividend yield of 0%. At September 30, 2021, the remaining 450,000 options had an intrinsic value of $16,605 (December 31, 2020: $36,000) based on the exercise price of $0.06 per option and a market price of $0.08 per share.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options were fully amortized by the end of 2018, so no related amounts are included in consulting services expense on these financial statements. At September 30, 2021, the options had an intrinsic value of $350,550 (December 31, 2020 - $760,000) based on the exercise price of $0.06 per option and a market price of $0.0969 per share.

Summary of option activity in the current nine-month period and options outstanding (all fully vested) at September 30, 2021:

	Options Outstanding	Weighted Average Life Remaining (Years)	Intrinsic Value
Balance December 31, 2020	10,000,000		$800,000
Issued	-
Exercised	(50,000)
Expired	-
Balance September 30, 2021	9,950,000	0.45	$367,155

Warrants

During the nine months ended September 30, 2021, no warrants to purchase shares of common stock were issued, exercised, or expired. On November 19, 2020, 3,336,060 warrants issued in 2015 expired without being exercised, leaving no warrants outstanding and no intrinsic value at December 31, 2020 or at September 30, 2021.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At September 30, 2021, the Company had the following amounts due to related parties:

i)	$400,288 (December 31, 2020: $353,007): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loans at September 30, 2021 was $62,009 (December 31, 2020: $47,701). During the nine months ended September 30, 2021, LSG paid expenses directly on behalf of the Company totaling $47,281 (2020: $88,284).

ii)	$785,000 (December 31, 2020: $730,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG, the Company’s majority shareholder. Accrued interest payable on the loan at September 30, 2021 was $161,310 (December 31, 2020: $132,982). During the nine months ended September 30, 2021, the Company borrowed $55,000 (2020: $80,000) from LSG.

iii)	$3,925 (December 31, 2020: $3,915): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during 2021 was due to fluctuation in the US to Canadian dollar exchange rate.

iv)	$40,000 (December 31, 2020: $40,000): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the controlling shareholder of LSG. Accrued interest payable on the loan at September 30, 2021 was $3,140 (December 31, 2020: $1,644).

At September 30, 2021, total interest accrued on the above related party loans was $226,459 (December 31, 2020: $182,327).

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

During the current nine months, there was a $10 foreign exchange loss (2020: $65 gain) due to a related party loan amount in non-US currency. No stock-based compensation to related parties was incurred in 2021 or 2020.

During the nine months ended September 30, 2021, the Company incurred $75,000 (2020: $75,000) in mineral option fees payable to LSG, which have been accrued. The total amount of such fees due at September 30, 2021 was $698,913 (December 31, 2020: $623,913), with total interest due in the amount of $116,374 (December 31, 2020: $88,716).

At September 30, 2021, the total due to related parties of $2,270,959 (December 31, 2020: $2,021,878) was comprised of the following:

■	Loans and accrued interest - $1,455,672 (December 31, 2020: $1,309,249)

■	Mineral option fees payable and accrued interest - $815,287 (December 31, 2020: $712,629)

During the nine months ended September 30, 2021, the Company incurred $75,000 (2020: $75,000) in consulting fees for strategic and mine development, payable to a company controlled by the Company’s President. At September 30, 2021, $158,500 (December 31, 2020: $83,500) of those fees was outstanding and included in Accounts Payable. A further $1,779 included in Accounts Payable at that date was owing to the same company controlled by the President, for expenses outstanding (December 31, 2020: $422).

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

Permitting:

The Company received notice from NDEP that a major modification to our Water Pollution Control Permit NEV2017109 is necessary to expand the limitation of waste material produced and backfilled into our historic, abandoned mine shafts. The timeline for this modification may take as long as one year.

Operations:

In September the Company experienced a hoist motor failure that required underground activity to be suspended until the motor is repaired.

Mine Development:

Mine development has been suspended until such time as the hoist is put back into service and the Company receives notice regarding its water pollution control permit. Work will then resume on our Secondary Escape-way (an MSHA requirement).

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

Mine Development - Drilling the Northeast Corridor

For technical details, see our report filed on Form 10-K for the year ended December 31, 2020. The Property’s Red Hills and Church zones can support mine development utilizing the Company’s current infrastructure. Underground mining in the Red Hills area will extract ore on the 300 ft-level. We plan to initially mine 10,000 tons of material per year at a rate of approximately 50 tons per day.

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

Results of Operations

The following summary of our results of operations for the three months and nine months ended September 30, 2021 and 2020 should be read in conjunction with our financial statements for the period ended September 30, 2021, included above in Part I, Item 1.

	Three Months Ended September 30		Change
	2021	2020	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	76,548	71,407	5,141	7%
Operating Loss	(76,548)	(71,407)	(5,141)	7%
Other Expenses	25,341	21,769	3,572	16%
Net Loss	(101,889)	(93,176)	(8,713)	9%
EPS	0.00	0.00	-	-

	Nine Months Ended September 30		Change
	2021	2020	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	263,466	276,493	(13,027)	(5%)
Operating Loss	(263,466)	(276,493)	13,027	5%
Other Expenses	72,348	61,064	11,284	18%
Net Loss	(355,814)	(337,557)	1,743	(1%)
EPS	(0.01)	(0.01)	-	-

Revenues

We had no operating revenues during the three-month and nine-month periods ended September 30, 2021 and 2020. We recorded a net loss of $101,889 for the current quarter (2020: $93,176) and $355,814 for the nine months ended September 30, 2021 (2020: $337,557) and have an accumulated deficit of $3,830,715. The possibility and timing of revenue being generated from our mineral property interest remains uncertain.

Expenses

Notable changes in expenses for the third quarter in 2021 compared to 2020 were as follows:

	Three Months Ended September 30		Increase/(Decrease)
	2021	2020	Amount	Percentage
Exploration and evaluation	7,754	3,652	4,102	12%
Interest, bank and finance charges	25,341	21,769	3,572	16%

Exploration and evaluation expense in Q3 of both years was for assay costs. More assays were required in the current year as evaluation work increased.

Interest, bank and finance charges were higher in Q3 of 2021 as a result of higher balances in interest-bearing amounts due to related parties, i.e. loans, plus accrued mineral option fees and related interest.

Balance Sheets at September 30, 2021 and December 31, 2020

Items with notable period-end differences are as follows:

			Change
	September 30, 2021	December 31, 2020	Amount	Percentage
	$	$	$
Prepaid fees	1,443	3,940	(2,497)	(63%)
Accounts payable and accrued liabilities	167,064	84,181	82,883	98%
Due to related parties and accrued interest	2,270,959	2,021,878	249,081	12%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Prepaid fees decreased due to payments of $2,500 that were prepaid at December 31, 2020 being applied to current period assay costs.

The increase in Accounts payable primarily resulted from the accrual of $75,000 in consulting fees for strategic and mine development, plus the accrual of approximately $5,000 in payables for Professional fees.

The increase in Due to related parties resulted from increased related party loans and accrued interest in 2021 of approximately $146,000, together with the accrual of fees and interest due under the terms of our mineral option agreement with LSG of approximately $103,000.

Liquidity and Capital Resources

At September 30, 2021 our total assets were $242,914 (December 31, 2020: $246,764) and our total liabilities were $2,438,023 (December 31, 2020: $2,106,059).

Our working capital deficiency at September 30, 2021 and December 31, 2020 and the changes between those dates were as follows:

			Increase/(Decrease)
	September 30,2021	December 31,2020	Amount	Percentage
	$	$	$
Current Assets	12,734	16,584	($3,850)	(23%)
Current Liabilities	2,438,023	2,106,059	331,964	16%
Working Capital (Deficiency)	(2,425,289)	(2,089,475)	(335,814)	(16%)

The increase in our working capital deficiency from December 31, 2020 to September 30, 2021 was mainly due to the increase in Accounts payable of approximately $83,000 together with the increase in Due to related parties of approximately $249,000 and the decrease in Prepaid fess of approximately $2,500 (each of which are explained above).

Cash Flows

	Nine Months Ended September 30		Increase/(Decrease)
	2021	2020	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(56,353)	(117,837)	61,484	(52%)
Financing Activities	55,000	120,000	(65,000)	(54%)
Net (decrease) increase in cash	(1,353)	2,163	(3,516)	(163%)

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the nine months ended September 30, 2021.

On March 4, 2021 50,000 options were exercised on a cashless basis, resulting in the issuance of 28,571 common shares.

Other than as disclosed in previous reports filed with the SEC, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number
10.8	Amendment to Mineral Option Agreement	8-K	11/06/2019	10.8

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SignatureS

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November 2021.

Lode-Star Mining Inc.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	November 12, 2021
Mark Walmesley

/s/ Thomas Temkin	Director and Chief Operating Officer	November 12, 2021
Thomas Temkin

EXHIBIT INDEX

Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number
10.8	Amendment to Mineral Option Agreement	8-K	11/06/2019	10.8

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)