Form 10-K
period 2021-12-31
Lode-Star Mining Inc.
filed 2022-04-15
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2021, its most recently completed second fiscal quarter, was $1,252,860. The stock price used in this calculation was the closing price of the registrant’s stock reported on the OTCQB marketplace on July 2, 2021, the date of trading activity closest to the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of calculating this amount only, all executive officers, directors and beneficial owners of 5% or more of the outstanding shares of common stock have been treated as affiliates. At April 13, 2022 50,634,536 shares of the registrant’s common stock were outstanding.

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

New Business

On December, 28, 2021, we entered into an agreement with Sapir Pharmaceuticals, Inc. to acquire all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development. The molecule is an antioxidant polyphenol with a variety of potential profound health benefits. The consideration agreed to be paid by us for these assets was 1,000,000 shares of Series A Preferred Stock, nominally valued at $1.00 per share. Sapir has the right to convert each preferred share to 450 shares of common stock. Each share of preferred stock will vote as 450 shares per one share of common stock. At the date of this report, the 1,000,000 shares have not been issued.

Any amendment to the Certificate of Designation designating the rights and preferences of the Preferred Stock requires the consent of the holders of at least two-thirds of the shares of Preferred Stock then outstanding. Pursuant to the terms of the Purchase Agreement, Sapir, as the holder of the Preferred Stock, agreed that until December 28, 2022, without the prior written consent of the holders of a majority of the common stock of the Company issued and outstanding immediately prior to the closing, it will not (i) cause the Company to effect more than one reverse stock split; (ii) issue any additional shares of Preferred Stock or rights to acquire the same or (iii) create any new series of preferred stock. At the closing, the parties also executed and delivered a royalty agreement (the “Royalty Agreement”) pursuant to which the Company shall pay Sapir a royalty equal to five percent (5%) of the gross revenues realized from licenses or products generated or derived from the Business, including all license and/or sublicense fees, development and/or research fees, grants, joint ventures and other royalty payments received directly or indirectly by the Company. The royalty is due each quarter commencing when the Company first receives revenues generated by the Business. The royalty is to be paid for 5 years from the first date that initial proceeds are received by the Company directly or indirectly from the Business, and is automatically extended for a single additional 5-year period unless terminated in accordance with the terms of the Royalty Agreement.

The foregoing descriptions of the Purchase Agreement, the Royalty Agreement and the Certificate of Designation of Series A Preferred Stock include a summary of all the material provisions but are qualified in their entirety by reference to the complete text of those documents included as Exhibits 10.1, 10.2 and 4.1, respectively, to our report filed on Form 8-K on January 3, 2022 and incorporated herein by reference.

Mineral Property Interest (now terminated) - History

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

LSG’s Goldfield Bonanza property is comprised of 31 patented mineral claims owned 100% by LSG, located on approximately 460 acres in the district of Goldfield in the state of Nevada (the “Property”). The Property is clear titled, with a 1% Net Smelter Royalty (“NSR”) existing in the favor of the original property owner. LSG has rehabbed approximately 1/2 mile of drift at the 300ft level and completed 22 surface core drill holes for a total of 10,400 ft and 152 underground core drill holes for a total of 23,000 ft.

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

ITEM 1.	BUSINESS (Continued)

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

If we failed to make any cash payments to LSG within one year of October 4, 2014, we were required to pay LSG an additional $100,000, and in any subsequent years in which we fail to complete the payment of the entire $5 million described above, we were required to make quarterly cash payments to LSG of $25,000 until we earned the additional 60% interest in the Property.

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

Amendment to Option Agreement

On October 31, 2019, we entered into an amendment (the “Amendment”) to the Option Agreement with LSG.

Under the Amendment, the exercise of the 60% option was restructured into two separate 30% options, such that we may now earn a 30% interest in the Property (for a total of 50%) (the “Second Option”) by completing the following actions:

●	paying LSG $5 million in cash from the Property’s mineral production proceeds in the form of an NSR royalty (the “Initial Payment”);

●	paying LSG all accrued and unpaid penalty payments under the Option Agreement;

●	repaying to LSG (i) all loans, advances or other payments made by LSG to the Company and (ii) all expenditures on the Property funded by or on behalf of LSG until the date on which the Initial Payment has been completed; and

●	funding all expenditures on the Property until the date on which the Initial Payment has been completed.

ITEM 1.	BUSINESS (Continued)

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

The primary effect of the Amendment is therefore to increase the purchase price for the additional 60% interest in the Property from $5 million to $10 million, while at the same time separating it into tranches.

The foregoing description of the Amendment includes a summary of all the material provisions but is qualified in its entirety by reference to the complete text of the Amendment included as Exhibit 10.8 to our report filed on Form 8-K on November 6, 2019 and incorporated herein by reference.

We agreed with LSG that upon the successful completion of a toll milling agreement after permitting is achieved, there would be a basis to form a joint management committee to outline work programs and budgets, as contemplated in the Option Agreement and for us to act as the operator of the Property. To the date of this report LSG has borne all costs in connection with operations on the Property.

Termination of the Option Agreement

Despite ongoing efforts to utilize the Company as the primary means of raising funds to finance development of the Property, such investment has not been obtained from the public markets. We and LSG agreed that there were no indicators to suggest that was likely to change and that a new strategic approach was in the best interest of both entities. On January 14, 2022, we executed a settlement and termination agreement (the “Settlement Agreement”) with LSG in order to terminate the mineral option agreement between the parties (the “Option Agreement”) pursuant to which we acquired an interest in the Goldfield Bonanza Project. Pursuant to the Settlement Agreement, we and LSG have agreed to the immediate termination of the Option Agreement (other than certain standard provisions that will survive according to their terms), with the result that we will return our 20% undivided interest in and to the Property to LSG. In exchange, LSG has agreed to forgive all amounts owing by us to LSG under the Option Agreement, which includes approximately $2.224 million in accrued, unpaid penalty and other payments. The Settlement Agreement also includes a broad mutual release. Importantly, the Settlement Agreement does not require LSG to surrender any portion of the 35,000,000 shares of our common stock that LSG previously received in consideration for selling us a 20% interest in the Property.

The full terms of the Settlement Agreement had been agreed to between the parties prior to December 31, 2021, with the signing of the documentation left as a formality to be completed as soon as the final documents were drafted. For that reason, the impact of the agreement has been reflected in the accompanying financial statements, to most accurately reflect our financial position on December 31, 2021.

The foregoing description of the Settlement Agreement includes a summary of all the material provisions but is qualified in its entirety by reference to the complete text of the Agreement included as Exhibit 10.9 to our report filed on Form 8-K on January 14, 2022 and incorporated herein by reference.

This change gives LSG more flexibility in pursuing private or other funding options for developing the Property, while we pursue new business opportunities for the Company, such as the agreement with Sapir Pharmaceuticals, Inc., described above under New Business.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below before purchasing our common stock. The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have a history of operating losses and may not achieve or sustain profitability. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the pharmaceutical industry in which we will now operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

We face significant competition in the pharmaceutical product development industry that presents an ongoing threat to the success of our business.

The pharmaceutical industry is intensely competitive in all of its phases, and we will be forced to compete with many companies that possess greater financial resources and technical facilities than we do. As a result of this competition, our ability to successfully develop the newly acquired project on terms we consider acceptable may be adversely affected.

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

Sapir will have voting control over matters submitted to a vote of the stockholders, and it may take actions that conflict with the interests of our other stockholders and holders of our debt securities.

On December, 28, 2021, we entered into an agreement with Sapir Pharmaceuticals, Inc. to acquire all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development. The consideration paid by us for these assets was 1,000,000 shares of Series A Preferred Stock valued at $1.00 per share (to be issued). Sapir has the right to convert each preferred share to 450 shares of common stock. Each share of preferred votes as 450 shares per one share of common stock. As a result, Sapir will have has the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions.

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

ITEM 1A.	RISK FACTORS (Continued)

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

Mineral Propert Interest Agreement Terminated

The agreement with LSG giving us an interest in its mineral property has been terminated, as described above in Item 1, Business.

Our Mineral Property Interest was located in west-central Nevada (Figure 1), in the Goldfield Mining District at Latitude 37° 42’, and Longitude 117° 14’.  The claims comprising the Property are located in surveyed sections 35 and 36, Township 2 South, Range 42 East, and in sections 1, 2, 11, and 12, Township 3 South, Range 42 East, in Esmeralda County, Nevada.  The Property is wholly owned by LSG, and is clear titled. The 31 patented claims cover an area of approximately 460 acres, or 186 hectares.  The claims are owned as private land by LSG, and only annual property taxes must be paid (by LSG).

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

The high and low bid quotations of our common stock for the 2021 and 2020 quarters are as follows:

	2021		2020
Quarter Ended	High	Low	High	Low
March 31	$0.14	$0.06	$0.28	$0.065
June 30	$0.1399	$0.06849	$0.14	$0.065
September 30	$0.13	$0.0471	$0.138	$0.095
December 31	$0.10	$0.048	$0.148	$0.065

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

On December 31, 2021, we had 68 shareholders of record of our common stock.

Capitalization

Shares

Our authorized capital is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 par value per share.

At December 31, 2021, 50,634,36 (2020: 50,605,965) shares of common stock had been issued.

1,000,000 shares of Series A Preferred Stock nominally valued at $1.00 per share are to be issued to Sapir Pharmaceuticals Inc. as detailed in New Business above. Sapir has the right to convert each preferred share to 450 shares of common stock. Each share of preferred votes as 450 shares per one share of common stock. No shares of preferred stock have been issued to date.

During the year ended December 31, 2021, 28,571 common shares were issued on the exercise of stock options as described below.

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

A total of 9,950,000 options remained outstanding at December 31, 2021.

Warrants

3,336,060 warrants that were issued in connection with a 2015 consulting agreement, expired, without being exercised, on November 19, 2020. No warrants were outstanding at December 31, 2021 and none were issued subsequently, to the date of this report.

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

Dividends

We have not declared any cash dividends, nor do we have any plans to do so. Management anticipates that, for the foreseeable future, any available cash will be needed to fund our operations.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2021 and 2020, we had no subscriptions for shares of our common stock.

Within the past three years, other than the following, we have not issued any equity securities that were not registered under the Securities Act.

●	On March 4, 2021, we issued 28,571 common shares upon the cashless exercise of 50,000 stock options.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funding

All of our ongoing operations, since the inception of our Mineral Option Agreement on October 4, 2014, have been funded by monies advanced to us by Lode-Star Gold INC. (LSG) our largest shareholder and one other related party, LSG’s primary shareholder. Given the termination of our Mineral Property Option Agreement with LSG, we do not anticipate that those two related party sources will continue to provide any significant future funding.

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

Intellectual Property

We do not have any intellectual property.

As detailed above under New Business, on December, 28, 2021, we entered into an agreement with Sapir Pharmaceuticals, Inc. to acquire all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development. The molecule is an antioxidant polyphenol with a variety of potential profound health benefits. This acquired in-process research and development (“IPR&D”) expense includes the initial costs of the IPR&D project, acquired directly in a transaction other than a business combination. It does not have an alternative future use and has been expensed on acquisition, as opposed to being recorded as intellectual property.

Personnel

We have no employees. Our president and CEO, our COO and our Corporate Secretary received no compensation in the years ended December 31, 2021 and 2020 for their services, other than $100,000 in consulting fees incurred to another company controlled by our CEO in both 2021 and in 2020. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary. See Item 10 for information regarding our officers and directors.

Results of Operations

The following comments on our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2021 which are included with this Report. See the “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report. We recorded a net loss of $2,569,174 for the year ended December 31, 2021, have an accumulated deficit of $4,048,109 and have had no operating revenues. The possibility and timing of revenue being generated from our business is uncertain.

Revenues, Expenses and Net Loss

	Years Ended December 31		Increase/(Decrease)
	2021	2020	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	309,324	355,732	(46,408)	(13%)
Operating Loss	(309,324)	(355,732)	46,408	(13%)
Other Expenses	(2,259,850)	(137,908)	(2,121,942)	1,539%
Net Loss	$(2,569,174)	$(493,640)	$(2,075,534)	420%

The most significant driver of the year over year change in Net Loss is the $2,186,917 expense attributed to the acquisition of in-process research and development from Sapir Pharmaceuticals.

Working Capital Deficiency

	December 31		Increase/(Decrease)
	2021	2020	Amount	Percentage
Current Assets	$6,281	$16,584	$(10,303)	(62%)
Current Liabilities	231,867	2,106,059	(1,874,192)	(89%)
Working Capital (Deficiency)	$(225,586)	$(2,089,475)	$1,863,889	(89%)

The most significant driver of the year over year change our working capital deficiency is the $2,015,966 attributed to settlement of shareholder debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

	Year Ended December 31		Increase/(Decrease)
	2021	2020	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(75,575)	$(127,036)	51,461	(41%)
Financing Activities	68,939	129,181	(60,242)	(47%)
Net increase (decrease) in cash	$(6,636)	$2,145	(8,781)	409%

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

Commitments

We do not have any commitments as of December 31, 2021 which are required to be disclosed in tabular form.

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

Reclamation Liabilities and Asset Retirement Obligations

We have no asset retirement obligations, including environmental rehabilitation expenditures, which relate to an existing condition caused by past operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expense includes the initial costs of IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use and is expensed on acquisition.

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

LODE-STAR MINING INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Lode-Star Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lode-Star Mining Inc. (the “Company”) as at December 31, 2021 and 2020, the related statements of operations and comprehensive loss, cash flows, and changes in stockholders’ deficiency, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of acquired in process research and development

As described in note 4 to the financial statements, the Company acquired all of the assets related to a pharmaceutical development project in exchange for 1,000,000 shares of Series A Convertible Preferred Stock, each convertible into 450 shares of common stock. Management estimated the fair value of the consideration to be $2,186,917. The valuation of the consideration required management to make significant estimates and judgments. Significant judgments were used to determine if the acquired in-process research and development (“IPR&D”) expense was an asset acquisition and whether the IPR&D had any alternative future uses. Management has determined that the IPR&D was reflected as an expense rather than an asset in the accompanying financial statements.

The principal considerations for our determination that performing procedures relating to valuation of the consideration transferred to acquire the assets is a critical audit matter are (i) the significant judgments by management to determine the fair values of the Series A Convertible Preferred Stock; (ii) the significant audit effort due to a high degree of auditor subjectivity and judgment to evaluate the audit evidence obtained related to the significant assumptions used in the valuation.

Addressing the matter involved in performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures also included, among others, testing management’s process for determining the fair value of the consideration, which included evaluating the appropriateness of the methodology used by management, forming an independent assessment of the fair value of the consideration and comparing that independent assessment to management’s estimate to evaluate the reasonableness of management’s estimate.

/s/ Smythe LLP

Smythe LLP, Chartered Professional Accountants

We have served as the Company’s auditor since 2017.

Vancouver, Canada

April 13, 2022

LODE-STAR MINING INC.

BALANCE SHEETS

	DECEMBER 31
	2021	2020
ASSETS

Current assets
Cash	$6,008	$12,644
Prepaid fees	273	3,940
Total current assets	6,281	16,584

Mineral Property Interest, unproven	-	230,180

Total assets	$6,281	$246,764

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$190,394	$84,181
Due to related parties and accrued interest	41,473	2,021,878
Total current liabilities	231,867	2,106,059

STOCKHOLDERS’ DEFICIENCY

Capital Stock:
Authorized: 480,000,000 voting common shares with a par value of $0.001 per share; 20,000,000 preferred shares and 1,000,000 Series A convertible preferred shares Issued: 50,634,536 common shares and no preferred shares at December 31, 2021 50,605,965 common shares and no preferred shares at December 31, 2020	3,454	3,425

Shares To Be Issued – 1,000,000 Series A convertible preferred shares	2,186,917	-
Additional Paid-In Capital	1,632,152	1,632,181
Accumulated Deficit	(4,048,109)	(3,494,901)
Total stockholders’ deficiency	(225,586)	(1,859,295)

Total liabilities and stockholders’ deficiency	$6,281	$246,764

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31
	2021	2020
Revenue	$-	$-

Operating Expenses
Consulting services	125,117	160,892
Corporate support services	2,010	1,869
Exploration and evaluation	28,443	18,043
Mineral option fees	75,000	100,000
Office, foreign exchange and sundry	7,475	10,425
Professional fees	46,232	40,574
Transfer and filing fees	25,047	23,929
Total operating expenses	309,324	355,732

Operating Loss	(309,324)	(355,732)

Other Expenses
Acquired in-process research and development	(2,186,917)	-
Impairment	-	(54,318)
Interest, bank and finance charges	(72,933)	(83,590)
Total other expenses	(2,259,850)	(137,908)

Net Loss and Comprehensive Loss For The Year	$(2,569,174)	$(493,640)

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	50,629,605	50,605,965

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2021	2020
Operating Activities
Net loss for the year	$(2,569,174)	$(493,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	2,186,917	-
Foreign exchange loss	35	30
Stock options issued for services	-	3,535
Changes in operating assets and liabilities:
Prepaid fees	3,667	(1,827)
Accrued mineral option fees	75,000	100,000
Accounts payable and accrued liabilities	155,746	182,114
Accrued interest	72,234	82,752
Net cash used in operating activities	(75,575)	(127,036)

Financing Activities
Repayment of loans payable – related party	(6,061)	(5,819)
Proceeds from loans payable – related party	75,000	135,000
Net cash provided by financing activities	68,939	129,181

Net (Decrease) Increase in Cash	(6,636)	2,145

Cash, Beginning of Year	12,644	10,499

Cash, End of Year	$6,008	$12,644

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$49,533	$105,947
Settlement of shareholder debt recognized in stockholders’ deficiency	$2,015,966	-

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	NUMBER OF COMMON SHARES	PAR VALUE	SHARES TO BE ISSUED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, December 31, 2019	50,605,965	$3,425	$-	$1,628,646	$(3,001,261)	$(1,369,190)

Stock options issued for services	-	-	-	3,535	-	3,535

Net loss for the year	-	-	-	-	(493,640)	(493,640)

Balance, December 31, 2020	50,605,965	3,425	-	1,632,181	(3,494,901)	(1,859,295)

Shares issued on cashless exercise of stock options	28,571	29	-	(29)	-	-

Preferred shares to be issued (1,000,000 Preferred)	-	-	2,186,917	-	-	2,186,917

Settlement of shareholder debt	-	-	-	-	2,015,966	2,015,966

Net loss for the year	-	-	-	-	(2,569,174)	(2,569,174)

Balance, December 31, 2021	50,634,536	$3,454	$2,186,917	$1,632,152	$(4,048,109)	$(225,586)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Lode-Star Mining Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are located in Reno, Nevada. The Company was originally formed for the purpose of acquiring exploration stage natural resource properties. The Company acquired a mineral property interest from Lode-Star Gold INC., a private Nevada corporation (“LSG”) on December 11, 2014, in consideration for the issuance of 35,000,000 common shares of the Company. As a result of this transaction, control of the Company was acquired by LSG.

On December 28, 2021, the Company acquired from Sapir Pharmaceuticals, Inc., a Delaware company (“Sapir”), all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development (the “Assets”). The consideration for these Assets is 1,000,000 shares of Series A Convertible Preferred Stock where each preferred share is convertible into 450 shares of common stock.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to and to obtain additional financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $2,569,174 as of December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources and successfully develop its EGCG drug candidates. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

b) Cash and Cash Equivalents

Cash consists of cash on deposit with high quality, major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2021 and 2020, the Company had no items that were cash equivalents.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

f) Use of Estimates and Assumptions

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving related parties and common stock, fair value of assets acquired with non-monetary consideration, evaluating impairment of mineral property interest and calculating stock-based compensation.  Actual results may differ from the estimates.

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h) Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expense includes the initial costs of IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use and is expensed on acquisition.

i) Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

j) Acquisitions

Business combinations are accounted for using the acquisition method of accounting, which generally requires that assets acquired, including IPR&D projects, and liabilities assumed be recorded at their fair values as of the acquisition date on the Balance Sheet. Any excess of consideration over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires significant estimates and assumptions. As a result, adjustments to the fair values of assets acquired and liabilities assumed within the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.

When it is determined net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets and, therefore, no goodwill is recorded and contingent consideration, such as payments upon achievement of various developmental, regulatory and commercial milestones, generally are not recognized at the acquisition date. In an asset acquisition, upfront payments allocated to IPR&D projects at the acquisition date and subsequent milestone payments are expensed as incurred on the Statements of Operations unless there is an alternative future use.

k) Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC 718 whereby a compensation charge based on the fair value of the equity instruments issued, measured at the grant date, is recorded against earnings over the period during which the employee is required to perform the services in exchange for the award (generally the vesting period).

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, directors and consultants. The expected term of the options is based upon an evaluation of historical and expected future exercise behavior. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the options at the valuation date. Volatility is determined based upon historical volatility of the Company’s stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as the Company has not paid dividends nor does the Company anticipate paying any dividends in the foreseeable future.

l) Related Party Transactions

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m) Recent Accounting Pronouncements

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

The Company’s mineral property interest was in a group of thirty-one claims known as the “Goldfield Bonanza Project” (the “Property”), in the State of Nevada. Pursuant to an option agreement dated October 14, 2014, as amended October 31, 2019 (“Option Agreement”), with Lode-Star Gold INC. (“LSG”), a private Nevada corporation, the Company acquired an initial 20% undivided interest in and to the mineral claims owned by LSG and an option to earn a further 60% interest in the claims. LSG received 35,000,000 shares of the Company’s common stock and is its controlling shareholder. Until the Company has earned the additional 60% interest, the net smelter royalty will be split 79.2% to LSG, 19.8% to the Company and 1% to the former Property owner.

The exercise of the 60% option was segregated into two separate 30% options, such that the Company may earn a 30% interest in the Property (for a total of 50%) (the “Second Option”) by completing the following actions:

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

On January 11, 2017, LSG agreed to defer payment of all amounts due in accordance with the mineral option agreement until further notice, however $25,000 per quarter plus interest on amounts due will still be accrued. On January 17, 2017, the Company and LSG agreed that as of January 1, 2017, all outstanding balances shall carry a compound interest rate of 5% per annum. It was further agreed that the ongoing payment deferral shall apply to both interest and principal. The total amount of such fees due at December 31, 2020 was $623,913, with total interest due in the amount of $88,716.

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

3.	MINERAL PROPERTY INTEREST

Subsequent to a change in ownership of Scorpio, the Company re-assessed the agreement, concluding that it is unlikely to be completed and that the Company has no commitment to continue with it. Based on that, the total of $54,318 incurred in connection with the agreement and included in prepaid fees has been written off and charged to impairment expense at December 31, 2020.

Termination of the Option Agreement

On January 14, 2022, the Company executed a settlement and termination agreement (the “Settlement Agreement”) with LSG to terminate the Option Agreement between the parties. Pursuant to the Settlement Agreement, the Company and LSG have agreed to the immediate termination of the Option Agreement (other than certain standard provisions that will survive according to their terms), with the result that the Company will return its 20% undivided interest in and to the Property to LSG. In exchange, LSG has agreed to forgive all amounts owing by the Company to LSG under the Option Agreement, which includes $2,246,146 in accrued, unpaid penalties and other payments. The Settlement Agreement also includes a broad mutual release.

The full terms of the Settlement Agreement were agreed to between the parties prior to December 31, 2021, with the formal execution to be completed as soon as the documentation was prepared. Therefore, the impact of the Settlement Agreement has been reflected in these financial statements, to most accurately report the Company’s financial position on December 31, 2021, resulting in a gain on settlement of shareholder debt of $2,015,966 recognized in stockholders’ deficiency (the gain included forgiveness of shareholder debt of $2,246,146 and write-off of mineral property interest of $230,180).

4.	PHARMACEUTICAL DEVELOPMENT PROJECT

On December 23rd, 2021, the Company acquired from Sapir, all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development (the “Assets”).

The consideration to be paid by the Company for these assets is 1,000,000 shares of Series A Convertible Preferred Stock nominally valued at $1.00 per share (to be issued). Sapir has the right to convert each preferred share to 450 shares of common stock. Each preferred share votes as 450 shares per one share of common stock.

The Company recorded the transaction as an asset acquisition as management concluded that all of the gross value received was related to the Assets. The fair value of the assets acquired was estimated to be $2,186,917 using level 2 of the fair value hierarchy. Further, as the asset was still in development at the time of acquisition, management concluded that there was no alternative future use for the asset and recorded a charge to acquired in-process research and development expense of $2,186,917 at the closing of the transaction, which consisted of the value assigned to the Series A Convertible Preferred Stock to be issued in connection with the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, Sapir, as the holder of the Preferred Stock, agreed that until December 28, 2022, without the prior written consent of the holders of a majority of the common stock of the Company issued and outstanding immediately prior to the closing, it will not (i) cause the Company to effect more than one reverse stock split; (ii) issue any additional shares of Preferred Stock or rights to acquire the same or (iii) create any new series of preferred stock.

At the closing, the parties also executed and delivered a royalty agreement (the “Royalty Agreement”) pursuant to which the Company shall pay Sapir a royalty equal to five percent (5%) of the gross revenues realized from licenses or products generated or derived from the Business, including all license and/or sublicense fees, development and/or research fees, grants, joint ventures and other royalty payments received directly or indirectly by the Company. The royalty is due each quarter commencing when the Company first receives revenues generated by the Assets. The royalty is to be paid for 5 years from the first date that initial proceeds are received by the Company directly or indirectly from the Business, and is automatically extended for a single additional 5-year period unless terminated in accordance with the terms of the Royalty Agreement. No amount has been accrued for the royalty payable as management cannot reliably estimate an amount payable.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

5.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 50,634,536 common shares and no preferred shares. During the year ended December 31, 2021, the Company issued 28,571 shares of its common stock on the cashless exercise of 50,000 options.

1,000,000 shares of Series A Convertible Preferred Stock are to be issued to Sapir, as consideration for the Assets. Sapir has the right to convert each preferred share to 450 shares of common stock. Each preferred share votes as 450 shares per one share of common stock.

Options

A total of 9,950,000 options were issued and outstanding at December 31, 2021, all of which were vested.

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key outside consultants, with 50% vesting after one year and 50% vesting after two years. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. The options had an estimated grant date fair value of $10,408. 50,000 of the options were exercised on March 4, 2021 on a cashless basis at a price of $0.06, resulting in the issuance of 28,571 common shares. The cash component, equivalent to $3,000, is calculated as 21,429 shares at $0.14, the closing market price of the Company on the date of issuance.

The 500,000 options were fully expensed by December 31, 2020. For the year ended December 31, 2021, $Nil (2020 - $3,535) was included in consulting services expense, based on fair value estimates determined using the Black-Scholes option pricing model with an average risk-free rate of 2.88%, a weighted average life of 5 years, volatility of 195.37%, and dividend yield of 0%. At December 31, 2021, the remaining 450,000 options had an intrinsic value of $15,750 (2020 - $40,000) based on the exercise price of $0.06 per option and a market price of $0.095 per share.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options were fully amortized by the end of 2018. At December 31, 2021, the options had an intrinsic value of $332,500 (2020 - $760,000) based on the exercise price of $0.06 per option and a market price of $0.095 per share.

Summary of option activity in the current year and options outstanding (all fully vested) at December 31, 2021:

	Options Outstanding	Weighted Average Life Remaining (Years)	Intrinsic Value

Balance December 31, 2020 and 2019	10,000,000		$800,000
Issued	-
Exercised	(50,000)
Expired	-
Balance December 31, 2021	9,950,000	0.20	$348,250

Warrants

During the year ended December 31, 2021, no warrants to purchase shares of common stock were issued, exercised, or expired. On November 19, 2020, 3,336,060 warrants issued in 2015 expired without being exercised, leaving no warrants outstanding and no intrinsic value at December 31, 2021 or 2020.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

As described in Note 3, the Company has terminated its mineral option agreement with LSG and entered in a Settlement Agreement, with the result that the Company has returned its 20% undivided interest in and to the Property to LSG, the Company’s majority shareholder. In exchange, LSG agreed to forgive all the following amounts owing by the Company to LSG under the Option Agreement, which includes the following principal and interest amounts (the parties agreed that no further interest would be accrued after Q3 of 2021).

i)	$402,540 (2020: $353,007): unsecured; interest at 5% per annum; with no specific terms of repayment, due to LSG. Accrued interest payable on the loan to December 31, 2021 of $62,009 (2020: $47,701). During the year ended December 31, 2021, LSG paid expenses directly on behalf of the Company totaling $49,533 (2020: $105,947).

ii)	$805,000 (2020: $730,000): unsecured; interest at 5% per annum from January 1, 2015; with no specific terms of repayment, due to LSG. Accrued interest payable on the loan to December 31, 2021 was $161,310 (2020: $132,982). During the year ended December 31, 2021, the Company was advanced an additional $65,000 (2020: $95,000).

The settlement of the amounts owing to LSG resulted in a gain on settlement of shareholder debt recognized in stockholders’ deficiency of $2,015,966.

The following amounts are due to a related party, LSG’s principal shareholder, not to LSG and therefore remain outstanding.

i)	$3,950 (2020: $3,915): unsecured; non-interest bearing; with no specific terms of repayment. The minor change in value during 2021 was due to fluctuation in the US to Canadian dollar exchange rate.

ii)	$33,939 (2020: $40,000): unsecured; interest at 5% per annum; with no specific terms of repayment. Accrued interest payable on the loan at December 31, 2021 was $3,584 (2020: $1,644).

During the year ended December 31, 2021, the Company incurred $75,000 (2020: $100,000) in mineral option fees payable to LSG, which were accrued. The total amount of such fees accrued and forgiven as part of the termination of the mineral option agreement with LSG was $698,913, along with interest due totaling $116,374. The accrued fees due at December 31, 2020 was $623,913, with total interest due in the amount of $88,716.

At December 31, 2021, the total due to related parties of $41,473 (2020: $2,021,878) was comprised of the following:

■	Loans and accrued interest - $41,473 (2020: $1,309,249)

■	Mineral option fees payable and accrued interest - $0 (2020: $712,629)

During the year ended December 31, 2021, the Company incurred $100,000 (2020: $100,000) in consulting fees for strategic and mine development, payable to a company controlled by the Company’s President. $183,500 (2020: $83,500) of those fees was outstanding and included in Accounts Payable at December 31, 2021. A further $1,779 included in Accounts Payable at that date was owing to the same company controlled by the President, for expenses outstanding (2019: $422).

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Notes 3 and 4 for details about the Company’s obligations and commitments.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

A reconciliation of income tax benefit to the amount computed at the estimated rate of 34% (2020 – 34%) is as follows:

	2021	2020
Expected income tax recovery	$873,500	$167,800
Adjustment for non-deductible amounts	(104,000)	(120,900)
Increase in valuation allowance	(769,500)	(46,900)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2021	2020
Deferred income tax assets
Net operating losses carried forward	$1,163,400	$412,300
Valuation allowance	(1,163,400)	(412,300)
	$-	$-

The Company has approximately $951,000 (2020: $951,000) in net operating losses carried forward which will expire between 2032 and 2037 if not utilized and approximately $2,470,000 (2020: $261,000) in net operating losses which will be carried forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

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

There have been no disagreements regarding accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2021 and 2020 included in this report, have been audited by Smythe LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. As a result of the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2021, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of December 31, 2021, our internal control over financial reporting was not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented. As a result of the size of the current organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

ITEM 9A.	CONTROLS AND PROCEDURES (Continued)

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

On January 14, 2022 we announced that in connection with the acquisition of Sapir Pharmaceuticals, Inc (announced December 30, 2021) we appointed Mr. Samuel Sternheim as a member of the Board of Directors effective January 14, 2022. Mr. Sternheim will also be assuming the roles of Corporate Secretary, Chief Financial Officer and Treasurer.

Mr. Sternheim started his career as a financial advisor working with high net worth individuals and advising on wealth management. He then actively managed multiple businesses while working for a family office in NY. He is a director of Sapir Pharmaceuticals, and has been CFO of Sapir since 2015, where he has overseen fundraising, numerous acquisitions and licensing ventures globally.

Mark Walmesley, President stated “We are excited to welcome Samuel to our board of directors. He brings years of leadership in key areas, such as, strategy implementation, and technology development, that are vital to our future operations. His counsel and expertise will bring energy to our board enhancing mission-critical solutions to better serve our shareholders.”

Tom Temkin, effective February 17, 2022 resigned as COO and as a Director of the Company, given that the Company is moving out of the mining sector.

As of the date of this report, the names, ages and positions of our executive officers and directors were as follows:

Name	Age	Position
Mark Walmesley	64	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Pam Walters	72	Secretary

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

Compensation Committee

We have not appointed members of our compensation committee. However, the chairman of the committee will be independent within the meaning of the listing standards of the NYSE MKT. The compensation committee is authorized to assist the board in discharging the board’s responsibilities relating to matters including:

●	review and administration of compensation and benefit policies and programs designed to attract, motivate and retain personnel with the requisite skills and abilities to us to achieve superior operating results;

●	review and approval, annually of goals and objectives relevant to compensation of our Chief Executive Officer, including evaluating the performance of the Chief Executive Officer in light of those goals and objectives and setting of our Chief Executive Officer’s compensation based on such evaluation (and our compensation committee will have sole authority to determine such compensation);

●	establishment of the compensation of our other executives and the Chairman of our board, and recommendation of the compensation of our non-employee directors for approval by majority vote of independent directors, and

●	issuance of an annual report on executive compensation for inclusion in our annual proxy statement, once required.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

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

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial, Treasurer and director, Thomas Temkin, our former Chief Operating Officer and director, and Pam Walters, our Secretary, for all services rendered in all capacities to us during our fiscal years ended December 31, 2021 and 2020. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Years Ended December 31	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mark Walmesley, CEO (1)	2021	-	-	100,000	100,000
	2020	-	-	100,000	100,000
Thomas Temkin, Director and COO (2)	2021	-	-	-	-
	2020	-	-	-	-
Pam Walters, Secretary (3)	2021	-	-	-	-
	2020	-	-	-	-

ITEM 11.	EXECUTIVE COMPENSATION (Continued)

(1)

Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014.  Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

On February 14, 2017 Mr. Walmesley was granted 5,000,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option was exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $290,640 based on fair value estimates determined using the Black-Scholes option pricing model. The full amount of the Black Scholes valuation had been amortized by the end of 2018 so, for the years ended December 31, 2021 and 2020, $0 was included in Consulting services expense. At December 31, 2021, the options had an intrinsic value of $175,000 based on the exercise price of $0.06 per option and a market price of $0.095 per share. The options expired, unexercised, on February 14, 2022.

During the year ended December 31, 2021, we incurred $100,000 in consulting fees payable to another company controlled by Mr. Walmesley (2020: $100,000).

(2)

Thomas Temkin was appointed as our Chief Operating Officer and director on January 19, 2015.

On February 14, 2017 Mr. Temkin was granted 1,600,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option was exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $93,004 based on fair value estimates determined using the Black-Scholes option pricing model. The full amount of the Black Scholes valuation had been amortized by the end of 2018 so, for the years ended December 31, 2021 and 2020, $0 was included in Consulting services expense. At December 31, 2021, the options had an intrinsic value of $56,000 based on the exercise price of $0.06 per option and a market price of $0.095 per share. The options expired, unexercised, on February 14, 2022.

Mr. Temkin resigned as a director and as COO effective February 17, 2022.

(3)

Pam Walters was appointed as our Secretary on April 22, 2015.

On February 14, 2017 Ms. Walters was granted 800,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option was exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $46,504 based on fair value estimates determined using the Black-Scholes option pricing model. The full amount of the Black Scholes valuation had been amortized by the end of 2018 so, for the years ended December 31, 2021 and 2020, $0 was included in Consulting services expense. At December 31, 2021, the options had an intrinsic value of $28,000 based on the exercise price of $0.06 per option and a market price of $0.095 per share. The options expired, unexercised, on February 14, 2022.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2021, we had no unvested stock awards held by the named executive officers, which are part of the option awards described in the table notes above.

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

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2021, (iv) up to two executive officers other than the Chief Executive Officer who were serving as executive officers on December 31, 2020 and to whom the company paid more than $100,000 in compensation during the last fiscal year, (v) up to two additional persons to whom the company paid more than $100,000 during the last fiscal year but who were not serving as an executive officer on December 31, 2021 and (vi) all directors and officers as a group. None of the directors, nominees, or officers of the company owned any equity security issued by the company’s subsidiaries. Information with respect to officers, directors and their families is as of December 31, 2021 and is based on the books and records of the company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	2,553,140	5.04%

Thomas Temkin (4)	70,000	0.14%

All executive officers and directors as a group (2 persons)	2,623,140	5.18%

Lode Star Gold INC. (5)	35,000,000	69.12%

Lonnie S. Humphries Non-Exempt Trust (5)	200,000	0.39%

Lonnie S. Humphries	1,369,756	2.71%

1)	Unless otherwise indicated, the address of all named persons is 1 East Liberty Street, Suite 600, Reno, NV 89501

2)	Based on 50,634,536 shares of our common stock issued and outstanding as of December 31, 2021.

3)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

4)	Thomas Temkin was appointed as Chief Operating Officer and to the Board of Directors on January 19, 2015 and resigned from both positions effective February 17, 2021.

5)	The person with investment and dispositive authority is Lonnie Humphries.

Changes in Control

As of the date of this report, we are not aware of any arrangements that are not already described in this report, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2021, the following amounts were due to related parties:

●	To Lonnie Humphries, the sole shareholder of Lode Star Gold INC., our controlling shareholder: an unsecured, non-interest-bearing loan of $3,950, with no specific terms of repayment; and a second unsecured loan of $33,939, with interest at 5% per annum and no specific terms of repayment. Accrued interest payable on that loan at December 31, 2021 was $3,584.

●	During the years ended December 31, 2021 and 2020, the Company incurred $100,000 in consulting fees for strategic and mine development, payable to a company controlled by our President. $183,500 of those fees was outstanding and included in Accounts Payable at December 31, 2021. A further $1,779 included in Accounts Payable at that date was owing to the same company controlled by the President, for expenses outstanding.

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

2021	$24,276	Smythe LLP
2020	$20,946	Smythe LLP

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2021	$0	Smythe LLP
2020	$0	Smythe LLP

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2021	$0	Smythe LLP
2020	$0	Smythe LLP

(4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2021	$0	Smythe LLP
2020	$0	Smythe LLP

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
3.3	Amended and Restated Articles of Incorporation	14-C	11/24/14	3.3
3.4	Omnibus Equity Incentive Plan	14-C	11/24/15	3.4
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
4.1 (a)	Certificate of Designation of Series A Preferred Stock	8-K	1/03/2022	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.1 (a)	Purchase Agreement	8-K	1/03/2022	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.2 (a)	Royalty Agreement	8-K	1/03/2022	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	8-K	2/21/12	10.1
10.5	Mineral Option Agreement with Lode Star Gold INC.	8-K	10/09/14	10.1
10.6	Settlement Agreement	8-K	12/16/14	10.2
10.7	Acquisition of Mineral Property Interest	10-K/A2	1/11/2017	10.7
10.8	Amendment to Mineral Option Agreement	8-K	11/06/2019	10.8
10.9	Settlement and Termination Agreement with Lode-Star Gold INC.	8-K	1/14/2022	10.9
14.1	Code of Ethics.	10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.				X
99.1	Subscription Agreement.	SB-2	3/04/05	99.1
99.2	Charter Audit Committee	10-K	4/15/11	99.2
99.3	Disclosure Committee	10-K	4/15/11	99.3
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	10-K	4/14/14	101.INS	X
101.SCH	Inline XBRL Taxonomy Extension Schema	10-K	4/14/14	101.SCH	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	10-K	4/14/14	101.CAL	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	10-K	4/14/14	101.DEF	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	10-K	4/14/14	101.LAB	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	10-K	4/14/14	101.PRE	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	10-K	4/14/14	104	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April 2022.

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	April 13, 2022
Mark Walmesley