Form 10-Q
period 2022-03-31
Lode-Star Mining Inc.
filed 2022-05-23
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

nevada	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 East Liberty Street, Suite 600

Reno, NV 89501

(Address of principal executive offices, including zip code.)

(775) 234-5443

(Telephone number, includindg area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,634,536 at May 23, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	MARCH 31	DECEMBER 31
	2022	2021
	(Unaudited)

ASSETS

Current assets
Cash	$1,039	$6,008
Prepaid fees	273	273
Total current assets	1,312	6,281

Total assets	$1,312	$6,281

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$203,406	$190,394
Due to related parties and accrued interest	57,412	41,473
Total current liabilities	260,818	231,867

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized: 480,000,000 voting common shares and 20,000,000 preferred shares; Issued: 50,634,536 common shares and no preferred shares at March 31, 2022; 50,605,965 common shares and no preferred shares at December 31, 2021	3,454	3,454

Shares To Be Issued – 1,000,000 Series A convertible preferred shares	2,186,917	2,186,917
Additional Paid-In Capital	1,632,152	1,632,152
Accumulated Deficit	(4,082,029)	(4,048,109)
Total stockholders’ deficiency	(259,506)	(225,586)

Total liabilities and stockholders’ deficiency	$1,312	$6,281

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2022	2021

Revenue	$-	$-

Operating Expenses
Consulting services	6,221	31,188
Corporate support services	498	495
Exploration and evaluation	-	7,531
Mineral option fees	-	24,976
Office, foreign exchange and sundry	1,870	1,384
Professional fees	7,090	19,831
Transfer and filing fees	17,802	18,725
Total operating expenses	33,481	104,130

Operating Loss	(33,481)	(104,130)

Other Expenses
Interest, bank and finance charges	(439)	(22,750)

Net Loss For The Period	$(33,920)	$(126,880)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	50,634,536	50,605,965

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2022	2021

Operating Activities
Net loss for the period	$(33,920)	$(126,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	50	42
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,482	72,950
Accrued mineral option fees	-	24,976
Accrued interest payable	419	22,611
Net cash used in operating activities	(14,969)	(6,301)

Financing Activities
Proceeds from loans payable – related parties	10,000	15,000
Net cash provided by financing activities	10,000	15,000

Net Decrease In Cash	(4,969)	8,699

Cash, Beginning of Period	6,008	12,644

Cash, End of Period	$1,039	$21,343

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$5,470	$24,254

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	NUMBER OF COMMON SHARES	PAR VALUE	SHARES TO BE ISSUED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2022	50,634,536	$3,425	$2,186,917	$1,632,152	$(4,048,109)	$(225,586)

Net loss for the period	-	-	-	-	(33,920)	(33,920)

Balance, March 31, 2022	50,634,536	$3,454	$2,186,917	$1,632,152	$(4,082,029)	$(259,506)

	NUMBER OF COMMON SHARES	PAR VALUE	SHARES TO BE ISSUED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2021	50,605,965	$3,425	$-	$1,628,646	$(3,494,901)	$(1,862,830)

Shares issued on cashless exercise of stock options	28,571	29	-	(29)	-	-

Net loss for the period	-	-	-	-	(126,880)	(126,880)

Balance, March 31, 2021	50,634,536	$3,454	$-	$1,628,617	$(3,621,781)	$(1,989,710)

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Lode-Star Mining Inc. was incorporated in the State of Nevada on December 9, 2004 for the purpose of acquiring and exploring mineral properties.  The Company’s principal executive offices are located in Reno, Nevada.

On December 28, 2021, the Company acquired from Sapir Pharmaceuticals, Inc., a Delaware company (“Sapir”), all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development (the “Assets”). The consideration for these Assets is 1,000,000 shares of Series A Convertible Preferred Stock where each preferred share is convertible into 450 shares of common stock. These preferred shares have not been issued at May 23, 2022.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,082,029 as of March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the year ended December 21, 2021, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2021, have been omitted. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

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

Termination of the Option Agreement

On January 14, 2022, the Company executed a settlement and termination agreement (the “Settlement Agreement”) with LSG to terminate the Option Agreement between the parties. Pursuant to the Settlement Agreement, the Company and LSG have agreed to the immediate termination of the Option Agreement (other than certain standard provisions that will survive according to their terms), with the result that the Company will return its 20% undivided interest in and to the Property to LSG. In exchange, LSG agreed to forgive all amounts owing by the Company to LSG under the Option Agreement, which includes $2,246,146 in accrued, unpaid penalties and other payments. The Settlement Agreement also includes a broad mutual release.

The full terms of the Settlement Agreement were agreed to between the parties prior to December 31, 2021, with the formal execution to be completed as soon as the documentation was prepared. Therefore, the impact of the Settlement Agreement was reflected in the financial statements for the year ended December 31, 2021, to most accurately report the Company’s financial position on December 31, 2021.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

4.	PHARMACEUTICAL DEVELOPMENT PROJECT

On December 23, 2021, the Company acquired from Sapir, all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development (the “Assets”).

The consideration to be paid by the Company for these assets is 1,000,000 shares of Series A Convertible Preferred Stock nominally valued at $1.00 per share (to be issued). Sapir has the right to convert each preferred share to 450 shares of common stock. Each preferred share votes as 450 shares per one share of common stock. These shares have not been issued at May 23, 2022.

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

At the closing, the parties also executed and delivered a royalty agreement (the “Royalty Agreement”) pursuant to which the Company shall pay Sapir a royalty equal to five percent (5%) of the gross revenues realized from licenses or products generated or derived from the assets acquired, including all license and/or sublicense fees, development and/or research fees, grants, joint ventures and other royalty payments received directly or indirectly by the Company. The royalty is due each quarter commencing when the Company first receives revenues generated by the assets. The royalty is to be paid for 5 years from the first date that initial proceeds are received by the Company directly or indirectly from the assets, and is automatically extended for a single additional 5-year period unless terminated in accordance with the terms of the Royalty Agreement. No amount has been accrued for the royalty payable as management cannot reliably estimate an amount payable.

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

Options

Summary of option activity in the current three month period and options outstanding (all fully vested) at March 31, 2022:

	Options Outstanding	Weighted Average Life Remaining (Years)	Intrinsic Value

Balance December 31, 2021	9,950,000	0.20	$348,250
Expired	(9,950,000)
Balance March 31, 2022	-	-	$-

All 9,950,000 options issued and outstanding expired on February 22, 2022.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At March 31, 2022, the Company had the following amounts due to related parties:

i)	$5,470 in bridge loan vendor financing; with no specific terms of repayment, due to LSG, the Company’s majority shareholder with no accrued interest payable;

ii)	$10,000 in bridge loan direct financing; with no specific terms of repayment, due to LSG, the Company’s majority shareholder with no accrued interest payable;

iii)	$4,000 (December 31, 2021: $3,950): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG. The change in value during the quarter was due to fluctuation in the US to Canadian dollar exchange rate.

iv)	$33,939 (December 31, 2021: $33,939): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the controlling shareholder of LSG. Accrued interest payable on the loan at March 31, 2022 was $4,003 (December 31, 2021: $3,584).

At March 31, 2022, total interest accrued on the above related party loans was $4,002 (December 31, 2021: $3,584).

During the quarter ended March 31, 2022, the Company incurred $Nil (2021: $24,976) in mineral option fees payable to LSG.

During the quarter ended March 31, 2022, there was a $50 foreign exchange loss (2021: $42 loss) due to a related party loan amount in non-US currency. No stock-based compensation to related parties was incurred during the current quarter or in 2021.

During the quarter ended March 31, 2022, the Company incurred $Nil (2021: $25,000) in consulting fees for strategic and mine development, payable to a company controlled by the Company’s President. At March 31, 2022, $183,500 (December 31, 2021: $183,500) of those fees was outstanding and included in Accounts Payable. A further $2,353 included in Accounts Payable at that date was owing to the same company controlled by the President, for expenses outstanding (December 31, 2021: $1,779).

7.	FINANCIAL INSTRUMENTS

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and due to related parties. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Accounts payable and accrued liabilities and amounts due to related parties are measured using “Level 2” inputs as there are no quoted prices in active markets for identical instruments. The carrying values of cash, accounts payable and accrued liabilities, and amounts due to related parties approximate their fair values due to the immediate or short term maturity of these financial instruments.

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

During the quarter ended March 31, 2022 the Company has been in a state of transition as it remains assessing its staffing requirements.

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

LSG acquired the leases to the Property in 1997 and became the registered and beneficial owner of the Property on September 19, 2009. Since the earlier of those dates, it has conducted contract exploration work on the Property but has not determined whether it contains mineral reserves that are economically recoverable. LSG is an exploration stage company and has not generated any revenues since its inception. The Property represented its only material asset.

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

Funding

All of our ongoing operations, since we entered into an agreement with Sapir Pharmaceuticals, Inc on December 28, 2021 have continued to be funded by monies advanced to us by Lode-Star Gold INC. (LSG) our largest shareholder. We do not currently have enough funds to carry out our entire plan of operations, so we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. There is no assurance that we will be successful in completing any such financings

If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options, although we cannot provide any assurance that any such options will be available to us or on terms reasonably acceptable to us. Further, if we are unable to secure any additional financing then we plan to reduce the amount that we spend on our operations, including our management-related consulting fees and other general expenses, so as not to exceed the capital resources available to us. Regardless, our current cash reserves and working capital will not be sufficient for us to sustain our business for the next 12 months, even if we decide to scale back our operations.

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

Our CFO and Corporate Secretary, Samuel Sternheim, also receives no compensation for his services.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended March 31, 2022 which are included above in Part I, Item 1.

	Three Months Ended March 31		Change
	2022	2021	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	33,481	104,130	(70,649)	(68%)
Operating Loss	(33,481)	(104,130)	70,650	(68%)
Other Income (Expense)	(439)	(22,750)	22,311	98%
Net Loss	(33,920)	(126,880)	92,960	73%

Revenues

We had no operating revenues during the three-months ended March 31, 2022 and 2021. We recorded a net loss of $33,920 for the current quarter and have an accumulated deficit of $4,082,029.

Expenses

Notable year over year differences in expenses for the first quarter are as follows:

	Three Months Ended March 31		Increase/(Decrease)
	2022	2021	Amount	Percentage
	$	$	$
Consulting services	6,221	31,188	(24,967)	(80%)
Exploration and evaluation	-	7,531	(7,531)	(100%)
Mineral option fees	-	24,976	(24,976)	(100%)
Professional fees	7,090	19,831	(12,741)	(64%)
Interest, bank and finance charges	439	22,750	(22,311)	(98%)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consulting services expense was lower in the first quarter of 2022 primarily due to management evaluating its new staffing requirement and no longer spending on mining efforts.

Exploration and evaluation expense and mineral option fees were reduced to $Nil in the first quarter of 2022 due to the Company terminating its mineral property option and no longer spending on mining efforts.

Professional fees in the first quarter of 2022 included legal and bookkeeping costs for the 2021 year-end. Costs for the 2021 quarter included 2020 year-end accounting and audit costs. Audit fees related to 2021 year-end had not yet been invoiced yet in the first quarter of 2022.

Interest, bank and finance charges were lower primarily due to the write down in loans from LSG.

Balance Sheets at March 31, 2022 and December 31, 2021

Items with notable period-end differences are as follows:

			Change
	March 31, 2022	December 31, 2021	Amount	Percentage
	$	$	$
Cash	1,039	6,008	(4,969)	(83%)
Accounts payable and accrued liabilities	203,406	190,394	13,012	7%
Due to related parties and accrued interest	57,412	41,473	15,939	4%

Accounts payable increased principally due to the OTC Markets Fee.

The increase in due to related parties relates primarily to a $10,000 advance made by LSG as well as LSG paying $5,470 to vendors on behalf of the Company.

Liquidity and Capital Resources

At March 31, 2022, our total assets were $1,312 and our total liabilities were $260,818. Our working capital deficiency at March 31, 2022 and December 31, 2021 and the changes between those dates were as follows:

			Increase/(Decrease)
	March 31,2022	December 31,2021	Amount	Percentage
	$	$	$
Current Assets	1,312	6,281	(4,969)	(79%)
Current Liabilities	260,818	231,867	28,951	12%
Working Capital Deficiency	(259,506)	(225,585)	(33,921)	(15%)

The increase in our working capital deficiency from December 31, 2021 to March 31, 2022 was primarily due to the increases in Accounts Payable of approximately $20,000 in regulatory filing and OTC Markets fees and in bridge financing from LSG in loans.

Cash Flows

	Three Months Ended March 31		Increase/(Decrease)
	2022	2021	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(14,969)	(6,301)	8,668	138%
Financing Activities	10,000	15,000	(5,000)	(33%)
Net increase in cash	(4,969)	8,699	13,668	(157)%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31, 2022.

On March 4, 2021 50,000 options were exercised on a cashless basis, resulting in the issuance of 28,571 common shares.

Other than as disclosed above and in previous reports filed with the SEC, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of May 2022.

LODE-STAR MINING INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer	May 23, 2022
Mark Walmesley

/s/ Samuel Sternheim	Director and Chief Financial Officer	May 23, 2022
Samuel Sternheim

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase