Form 10-Q
period 2022-06-30
Lode-Star Mining Inc.
filed 2022-08-15
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

nevada	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,937,442 at August 15, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	JUNE 30	DECEMBER 31
	2022	2021
	(Unaudited)

ASSETS

Current assets
Cash	$561	$6,008
Prepaid fees	273	273
Total current assets	834	6,281

Total assets	$834	$6,281

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$4,339	$190,394
Due to related parties and accrued interest	720	41,473
Total current liabilities	5,059	231,867

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized: 480,000,000 voting common shares and 20,000,000 preferred shares; Issued: 120,937,442 common shares and no preferred shares at June 30, 2022; 50,634,536 common shares and no preferred shares at December 31, 2021	73,757	3,454

Shares To Be Issued – 1,000,000 Series A convertible preferred shares	-	2,186,917
Additional Paid-In Capital	4,163,056	1,632,152
Accumulated Deficit	(4,241,038)	(4,048,109)
Total stockholders’ deficiency	(4,225)	(225,586)

Total liabilities and stockholders’ deficiency	$834	$6,281

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating Expenses

Consulting services	52,074	31,387	58,295	62,575
Corporate support services	503	512	1,002	1,007
Exploration and evaluation	-	13,158	-	20,689
Mineral option fees	-	25,012	-	49,988
Office, foreign exchange and sundry	(5,665)	2,769	(3,929)	4,153
Professional fees	45,164	7,953	52,254	27,784
Transfer and filing fees	7,469	1,997	25,271	20,722
Total operating expenses	99,545	82,788	132,893	186,918

Operating Loss	(99,545)	(82,788)	(132,893)	(186,918)

Other Expenses
Interest, bank and finance charges	(235)	(24,257)	(807)	(47,007)
Rescinded Sapir transaction	2,186,917	-	2,186,917	-
Total Other Expenses	2,186,682	(24,257)	2,186,110	(47,007)

Net Income (Loss) and Comprehensive Income (Loss) For The Period	$2,087,137	$(107,045)	$2,053,217	$(233,925)

Basic And Diluted Net Income (Loss) Per Common Share	$0.02	$(0.00)	$0.02	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	57,587,571	50,634,536	54,130,261	50,624,591

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30
	2022	2021

Operating Activities

Net income (loss) for the period	$2,053,217	$(233,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	1,050	84
Rescinded Sapir Transaction	(2,186,917)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	73,749	93,134
Accrued mineral option fees	-	49,988
Accrued interest payable	(1,139)	46,625
Net cash used in operating activities	(57,762)	(44,094)

Financing Activities
Proceeds from loans payable – related parties	52,315	45,000
Net cash provided by financing activities	52,315	45,000

Net Decrease In Cash	(5,447)	906

Cash, Beginning of Period	6,008	12,644

Cash, End of Period	$561	$13,550

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related party on behalf of the Company	$24,025	$39,052
Reinstated debt	2,246,146	-
Shares issued to shareholder to settle debt	2,601,207	-

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	NUMBER OF COMMON SHARES	PAR VALUE	SHARES TO BE ISSUED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2022	50,634,536	$3,454	$2,186,917	$1,632,152	$(4,048,109)	$(225,586)

Net loss for the period	-	-	-	-	(33,920)	(33,920)

Balance, March 31, 2022	50,634,536	$3,454	$2,186,917	$1,632,152	$(4,082,029)	$(259,506)

Rescinded Sapir Transaction	-	-	(2,186,917)	-	-	(2,186,917)

Reinstated debt	-	-	-	-	(2,246,146)	(2,246,146)

Shares issued to shareholder to settle debt	70,302,906	70,303	-	2,530,904	-	2,601,207

Net income for the period	-	-	-	-	2,087,137	2,087,137

Balance, June 30, 2022	120,937,442	$73,757	$-	$4,163,056	$(4,241,038)	$(4,225)

	NUMBER OF COMMON SHARES	PAR VALUE	SHARES TO BE ISSUED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2021	50,605,965	$3,425	$-	$1,632,181	$(3,494,901)	$(1,859,295)

Shares issued on cashless exercise of stock options	28,571	29	-	(29)	-	-

Net loss for the period	-	-	-	-	(126,880)	(126,880)

Balance, March 31, 2021	50,634,536	3,454	-	1,632,152	(3,621,781)	(1,986,175)

Net loss for the period	-	-	-	-	(107,045)	(107,045)

Balance, June 30, 2021	50,634,536	$3,454	$-	$1,632,152	$(3,728,826)	$(2,093,220)

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Lode-Star Mining Inc. (the “Company”) was incorporated in the State of Nevada on December 9, 2004 for the purpose of acquiring and exploring mineral properties.  The Company’s principal executive offices are located in Reno, Nevada.

On January 14, 2022, the Company formally returned its 20% undivided interest in the Goldfield Bonanza Project to Lode Star Gold, Inc., the optionor of that property (“LSG”), pursuant to a settlement and termination agreement (the “Settlement Agreement”).

On December 28, 2021, the Company acquired from Sapir Pharmaceuticals, Inc., a Delaware corporation (“Sapir”), all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development. On June 6, 2022, the Company and Sapir agreed to rescind the acquisition due to circumstances beyond either party’s control. In connection with the rescission, the Company reinstated $2,246,146 in debt owed to LSG that was previously forgiven under the Settlement Agreement in order to facilitate the Sapir transaction.

On June 21, 2022 the Company, LSG and certain related party creditors agreed to convert an aggregate of $2,601,207 in debt owed to those parties into 70,302,906 shares of the Company’s common stock at a price of $0.037 per share.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to identify and establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,241,038 as of June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the year ended December 31, 2021, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2021, have been omitted. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

3.	PHARMACEUTICAL DEVELOPMENT PROJECT

On December 28, 2021, the Company entered into an asset purchase agreement with Sapir (the “Purchase Agreement”), pursuant to which the Company acquired all of the assets of Sapir used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development (the “Assets”). The consideration to be paid by the Company for the Assets was 1,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) nominally valued at $1.00 per share (to be issued). Each share of Preferred Stock entitled Sapir to 450 votes per share and was convertible into 450 shares of the Company’s common stock.

The Company recorded the transaction as an asset acquisition as management concluded that all of the gross value received was related to the Assets. The fair value of the assets acquired was estimated to be $2,186,917 using level 2 of the fair value hierarchy. Further, as the Assets were still in development at the time of acquisition, management concluded that there was no alternative future use for the Assets and recorded a charge to acquired in-process research and development expense of $2,186,917 at the closing of the transaction, which consisted of the value assigned to the Preferred Stock to be issued in connection with the Purchase Agreement which was recorded in equity as of December 31, 2021.

On June 6, 2022, the Company and Sapir entered an agreement to rescind the acquisition due to circumstances beyond either party’s control. As a result, the Company recognized a recovery of $2,186,917 during the six months ended June 30, 2022 (2021 - $Nil) representing the reversal the fair value of the Preferred Stock that was to be issued to Sapir in accordance with the Purchase Agreement.

4.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 120,937,442 common shares and no preferred shares. During the three months ended June 30, 2022, the Company issued 70,302,906 shares of common stock pursuant to debt conversion agreements with LSG and certain related party creditors in the aggregate amount of $2,601,207.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

4.	CAPITAL STOCK (Continued)

Options

Summary of option activity in the current six-month period and options outstanding (all fully vested) at June 30, 2022:

	Options Outstanding	Weighted Average Life Remaining (Years)	Intrinsic Value

Balance December 31, 2021	9,950,000	0.20	$348,250
Expired	(9,950,000)
Balance June 30, 2022	-	-	$-

All 9,950,000 options issued and outstanding expired on February 22, 2022.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

During the period ended June 30, 2022, the Company terminated its mineral option agreement with LSG and entered in the Settlement Agreement, with the result that the Company returned its 20% undivided interest in and to the Goldfield Bonanza Project to LSG, the Company’s majority shareholder. In exchange, LSG agreed to forgive all the amounts owing by the Company to LSG under the option agreement, which included principal and interest amounts totaling $2,246,146.

During the period ended June 30, 2022, as a result of the rescission agreement with Sapir, the Company entered a debt reinstatement agreement with LSG whereby $2,246,146 of debt was reinstated by the Company to be subsequently settled via the issuance of common stock. The resulting loss from the reinstatement of debt was recognized within stockholders’ deficiency.

During the period ended June 30 2022, the Company had the following transactions with related parties:

i)	During the period ended June 30, 2022, the Company received $24,025 in bridge loan vendor financing and $52,315 in bridge loan direct financing. The loans had no specific terms of repayment and were non-interest bearing;

ii)	During the period ended June 30, 2022, the Company incurred $50,000 (2021: $50,000) in consulting fees payable to a company controlled by the Company’s President;

iii)	On June 21 , 2022, the Company converted $2,322,487 in bridge loan vendor financing, bridge loan direct financing and reinstated debt owed to LSG into 62,769,918 shares of common stock with a fair value of $2,322,487;

iv)	On June 8, 2022, the Company converted $42,942 in debt owed to the controlling shareholder of LSG into 1,160,583 shares of common stock with a fair value of $42,942.

v)	On June 8, 2022, the Company converted $235,779 in past due compensation owed to the Company’s CEO and President into 6,372,405 shares of common stock with a fair value of $235,779.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE (Continued)

At June 30, 2022, the Company had the following amounts due to related parties:

i)	$720 (December 31, 2021: $Nil) in bridge loan vendor financing; with no specific terms of repayment, due to LSG, the Company’s majority shareholder with no accrued interest payable;

ii)	$Nil (December 31, 2021: $Nil) in bridge loan direct financing; with no specific terms of repayment, due to LSG, the Company’s majority shareholder with no accrued interest payable;

iii)	$Nil (December 31, 2021: $3,950): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG.

iv)	$Nil (December 31, 2021: $33,939): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the controlling shareholder of LSG. Accrued interest payable on the loan at March 31, 2022 was $Nil (December 31, 2021: $3,584).

At June 30, 2022, total interest accrued on the above related party loans was $Nil (December 31, 2021: $3,584).

During the period ended June 30, 2022, the Company incurred $Nil (2021: $25,012) in mineral option fees payable to LSG.

During the period ended June 30, 2022, there was a $1,050 foreign exchange loss (2021: $42 loss) due to a related party loan amount in non-US currency. No stock-based compensation to related parties was incurred during the current period or in 2021.

At June 30, 2022, $Nil (December 31, 2021: $183,500) consulting fees were outstanding and included in Accounts Payable. A further $Nil included in Accounts Payable at that date was owing to the same company controlled by the President, for expenses outstanding (December 31, 2021: $1,779).

6.	FINANCIAL INSTRUMENTS

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and due to related parties. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Accounts payable and accrued liabilities and amounts due to related parties are measured using “Level 2” inputs as there are no quoted prices in active markets for identical instruments. The carrying values of cash, accounts payable and accrued liabilities, and amounts due to related parties approximate their fair values due to the immediate or short-term maturity of these financial instruments.

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

New Business

On December 28, 2021, we entered into an asset purchase agreement (the “Purchase Agreement”) with Sapir Pharmaceuticals, Inc., a Delaware corporation (“Sapir”), pursuant to which we purchased certain assets from Sapir used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule (the “Business”) in exchange for 1,000,000 shares of newly-designated Series A preferred stock (the “Preferred Stock”). The closing of the acquisition occurred simultaneous with the execution and delivery of the Purchase Agreement.

At the closing, the parties also executed and delivered a royalty agreement (the “Royalty Agreement”) pursuant to which we agreed to pay Sapir a royalty equal to 5% of the gross revenues realized from licenses or products generated or derived from the Business.

Due to circumstances beyond the control of the parties, we were unable to develop the Business to the extent contemplated by (i) the Purchase Agreement and the Royalty Agreement (together, the “Sapir Agreements”) and (ii) discussions that occurred between us and Sapir following the closing of the Purchase Agreement. As a result, on June 6, 2022, we entered into a rescission agreement with Sapir (the “Rescission Agreement”) in order to rescind the Purchase Agreement and the Royalty Agreement and restore both us and Sapir to the respective positions we occupied immediately in advance of the execution and delivery of the Sapir Agreements.

As of the date of the Rescission Agreement, we had not completed the issuance of the Preferred Stock to Sapir or completed any payments to Sapir under the Royalty Agreement.

In connection with the Sapir transaction, on January 14, 2022, we entered into a settlement and termination agreement (the “Settlement Agreement”) with Lode Star Gold, Inc., a private Nevada corporation and our former controlling shareholder (“LSG”), in order to terminate the mineral option agreement between the parties dated October 4, 2014, as amended on October 31, 2019 (together, the “Option Agreement”). The Settlement Agreement provided for the immediate termination of the Option Agreement (with the exception of certain standard provisions that survived according to their terms); the forgiveness by LSG of all amounts owing by us to LSG thereunder, which includes approximately $2.224 million in accrued, unpaid penalty and other payments (collectively, the “Debt”); and the return to LSG of our 20% undivided interest in and to the mineral property that was the subject of the Option Agreement.

On June 8, 2022, and in connection with the rescission of the Sapir Agreements, we entered into a debt reinstatement agreement (the “Reinstatement Agreement”) with LSG pursuant to which we agreed to reinstate the Debt. Also on June 8, 2022, we entered into debt conversion agreements with three related parties, including LSG, pursuant to which the creditors converted an aggregate of $2,601,207.55 in accrued, unpaid debt into 70,302,906 shares of our common stock at a price of $0.037 per share.

Funding

At present we have no sustainable financing in place other than remedial expenses still being advanced by LSG.

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

 Going Concern

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues to-date and we cannot currently estimate the timing of any possible future revenues. Our only source of cash at this time is from loans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended June 30, 2022 which are included above in Part I, Item 1.

	Three Months Ended June 30		Change
	2022	2021	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	99,546	82,788	16,758	20%
Operating Loss	(99,546)	(82,788)	(16,758)	20%
Other Income (Expense)	2,186,682	(24,257)	2,210,939	9,115%
	2,087,136	(107,045)	2,194,181	2,050%

	Six Months Ended June 30		Change
	2022	2021	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	132,893	186,918	54,025	(29%)
Operating Loss	(132,893)	(186,918)	(16,758)	(29%)
Other Income (Expense)	2,186, 110	(47,007)	2,233,117	4,750%
	2,053,217	(233,925)	2,194,181	938%

Revenues

We had no operating revenues during the three-month and six-month periods June 30, 2022 and 2021. We recorded a net income of $2,186,682 for the current quarter (2021: 47,007 net loss).

Expenses

Notable year over year differences in expenses for the second quarter in 2022 compared to 2021 are as follows:

	Three Months Ended June 30		Increase/(Decrease)
	2022	2021	Amount	Percentage
	$	$	$
Consulting services	52,074	31,187	20,867	67%
Exploration and evaluation	-	13,158	(13,158)	(100%)
Mineral option fees	-	25,012	(25,012)	(100%)
Professional fees	45,164	7,953	37,211	468%
Interest, bank and finance charges	235	24,257	(24,022)	(99%)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consulting services expense was higher during the second quarter of 2022 primarily due a late recorded invoice from the previous quarter.

Exploration and evaluation expense and mineral option fees were reduced to $Nil in the first quarter of 2022 due to the Company terminating its mineral property option and no longer spending on mining efforts.

Professional fees in the second quarter of 2022 included legal and bookkeeping were increased as the Company paid its OTC Markets annual fee and continued to restructure itself following the rescinding of the Sapir Pharmaceutical transaction.

Interest, bank and finance charges were lower primarily due to the write down in loans from LSG and other related parties.

Notable year over year differences in expenses for the six month period ended June 30, 2022 compared to 2021 are as follows:

	Six Months Ended June 30		Increase/(Decrease)
	2022	2021	Amount	Percentage
	$	$	$
Exploration and evaluation	-	20,689	(20,689)	(100%)
Mineral option fees	-	49,988	(49,988)	(100%)
Professional fees	52,254	7,953	44,301	557%

Consulting services expense was higher during the second quarter of 2022 primarily due a late recorded invoice from the previous quarter.

Exploration and evaluation expense and mineral option fees were reduced to $Nil in the six month period ended June 30, 2022 due to the Company terminating its mineral property option and no longer spending on mining efforts.

Professional fees in the six month period ended June 30, 2022 included legal and bookkeeping were increased as the Company paid its OTC Markets annual fee and continued to restructure itself following the rescinding of the Sapir Pharmaceutical transaction.

 Balance Sheets at June 30, 2022 and December 31, 2021

Items with notable period-end differences are as follows:

			Change
	June 30, 2022	December 31, 2021	Amount	Percentage
	$	$	$
Cash	561	6,008	(5,447)	(91%)
Accounts payable and accrued liabilities	4,339	190,394	(186,055)	(98%)
Due to related parties and accrued interest	720	41,473	(40,753)	(98%)

Accounts payable, accrued liabilities along with monies due to related parties and accrued interest were lower due to the issuance of 70,302,906 shares of common stock pursuant to the conversion of a total of $2,601,207 in debt owed to LSG and other related parties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At June 30, 2022, our total assets were $834 and our total liabilities were $5,059. Our working capital deficiency at June 30, 2022 and December 31, 2021 and the changes between those dates were as follows:

			Increase/(Decrease)
	June 30, 2022	December 31, 2021	Amount	Percentage
	$	$	$
Current Assets	834	6,281	(5,447)	(87%)
Current Liabilities	5,059	231,867	(226,808)	(98%)
Working Capital Deficiency	(4,225)	(225,586)	(221,361)	98%

The decrease in our working capital deficiency from December 31, 2021 to June 30, 2022 was primarily due to the issuance of 70,302,906 shares of common stock pursuant to the conversion of a total of $2,601,207 in debt owed to LSG and other related parties following the reinstatement of related party debt balances of $2,246,136.

Cash Flows

	Six Months Ended June 30		Increase/(Decrease)
	2022	2021	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(57,762)	(44,094)	(13,668)	(31%)
Financing Activities	52,315	45,000	7,315	16%
Net increase (decrease) in cash	(5,447)	906	(6,353)	(701%)

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

Not required.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited.

ITEM 4.	CONTROLS AND PROCEDURES. (continued)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding which management believes is likely to result in a material liability and no such action has been threatened against us, or, to the best of our knowledge, is contemplated.

ITEM 1A.	RISK FACTORS

Not required

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in Current Reports on Form 8-K, we had no unregistered sales of securities during the six months ended June 30, 2022.

Other than as disclosed above and in previous reports filed with the SEC, we have not issued any equity securities that were not registered under the Securities Act within the past three years.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 2022.

LODE-STAR MINING INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer	August 15, 2022
Mark Walmesley

/s/ Samuel Sternheim	Director, Chief Financial Officer, Corporate Secretary, Treasurer	August 15, 2022
Samuel Sternheim

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase