Form 10-Q
period 2022-09-30
Lode-Star Mining Inc.
filed 2022-11-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

YES ☑    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,937,442 at November 14, 2022,

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	SEPTEMBER 30	DECEMBER 31
	2022	2021
	(Unaudited)
ASSETS

Current assets
Cash	$4,211	$6,008
Prepaid fees	273	273
Total current assets	4,484	6,281

Total assets	$4,484	$6,281

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$12,558	$190,394
Due to related parties and accrued interest	8,320	41,473
Total current liabilities	20,878	231,867

STOCKHOLDERS’ DEFICIENCY

Capital Stock Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share; Issued: 120,937,442 common shares and no preferred shares at September 30, 2022 50,605,965 common shares and no preferred shares at December 31, 2021	73,757	3,425
Shares to be issued – 1,000,000 Series A convertible preferred shares	-	2,186,917
Additional Paid-In Capital	4,163,056	1,632,152
Accumulated Deficit	(4,253,207)	(4,048,109)
Total stockholders’ deficiency	(16,394)	(225,586)

Total liabilities and stockholders’ deficiency	$4,484	$6,281

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	26	31,308	58,321	93,883
Corporate support services	485	505	1,487	1,512
Exploration and evaluation	-	7,754	-	28,443
Mineral option fees	-	25,012	-	75,000
Office, foreign exchange and sundry	7,670	1,846	3,741	5,999
Professional fees	465	7,931	52,719	35,715
Transfer and filing fees	1,859	2,192	27,130	22,914
Total operating expenses	10,505	76,548	143,398	263,466

Operating Loss	(10,505)	(76,548)	(143,397)	(263,466)

Other Expenses
Rescinded Sapir transaction	-	-	2,186,917	-
Interest, bank and finance charges	(1,664)	(25,341)	(2,471)	(72,348)

Net Income (Loss) and Comprehensive Income (Loss) For The Period	$(12,169)	$(101,889)	$2,041,048	$(335,814)

Basic And Diluted Net Loss Per Common Share	$0.00	$(0.00)	$0.03	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	120,937,442	50,634,536	76,644,036	50,627,943

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2022	2021
Operating Activities
Net income (loss) for the period	$2,041,048	$(335,814)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign exchange loss	1,050	7
Rescinded Sapir Transaction	(2,186,917)	-
Changes in operating assets and liabilities:
Prepaid fees	-	2,500
Accounts payable and accrued liabilities	83,707	130,164
Due to related parties	-	75,000
Accrued interest payable	-	71,790
Net cash used in operating activities	(61,112)	(56,353)

Financing Activity
Proceeds from loans payable – related party	59,315	55,000
Net cash provided by financing activity	59,315	55,000

Net Decrease In Cash	(1,797)	(1,353)

Cash, Beginning of Period	6,008	12,644

Cash, End of Period	$4,211	$11,291
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash Financing Activities
Expenses paid by related parties on behalf of the Company	$25,764	$47,281
Reinstated debt	2,246,146	-
Shares issued to shareholders to settle debt	2,601,207	-

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	NUMBER OF COMMON SHARES	PAR VALUE	SHARES TO BE ISSUED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance, January 1, 2022	50,634,536	$3,454	$2,186,917	$1,632,152	$(4,048,109)	$(225,586)

Net loss for the period	-	-	-	-	(33,920)	(33,920)

Balance, March 31, 2022	50,634,536	$3,454	$2,186,917	$1,632,152	$(4,082,029)	$(259,506)

Rescinded Sapir Transaction	-	-	(2,186,917)	-	-	(2,186,917)

Reinstated debt	-	-	-	-	(2,246,146)	(2,246,146)

Shares issued to shareholder to settle debt	70,302,906	70,303	-	2,530,904	-	2,601,207

Net income for the period	-	-	-	-	2,087,137	2,087,137

Balance, June 30, 2022	120,937,442	$73,757	$-	$4,163,056	$(4,241,038)	$(4,225)

Net loss for the period	-	-	-	-	(12,169)	(12,169)

Balance, September 30, 2022	120,937,442	$73,757	$-	$4,163,056	(4,253,207)	$(16,394)

	NUMBER OF COMMON SHARES	PAR VALUE	SHARES TO BE ISSUED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance, January 1, 2021	50,605,965	$3,454	$-	$1,632,181	$(3,494,901)	$(1,859,295)

Shares issued on cashless exercise of options	28,571	29	-	(29)	-	-

Net loss for the period	-	-	-	-	(126,880)	(126,880)

Balance, March 31, 2021	50,634,536	$3,454	$-	$1,632,152	$(3,621,781)	$(1,986,175)

Net income for the period	-	-	-	-	(107,045)	(107,045)

Balance, June 30, 2021	50,634,536	$3,454	$-	$1,632,152	$(3,728,826)	$(2,093,220)

Net loss for the period	-	-	-	-	(101,889)	(101,889)

Balance, September 30, 2021	50,634,536	$3,454	$-	$1,632,152	$(3,830,715)	$(2,195,109)

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Lode-Star Mining Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are in Reno, Nevada. The Company was originally formed to acquire exploration stage natural resource properties.

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

At present, the Company has no current business project and no cash generating operations. Management is actively seeking business opportunities.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,253,207 as of September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2021, have been omitted. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

On December 28, 2021, the Company entered into an asset purchase agreement with Sapir (the “Purchase Agreement”), pursuant to which the Company acquired all of the assets of Sapir used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development (the “Assets”). The consideration to be paid by the Company for the Assets was 1,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) nominally valued at $1.00 per share. Each share of Preferred Stock entitled Sapir to 450 votes per share and was convertible into 450 shares of the Company’s common stock.

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

On June 6, 2022, the Company and Sapir entered into an agreement to rescind the acquisition due to circumstances beyond either party’s control. As a result, the Company recognized a recovery of $2,186,917 during the nine months ended September 30, 2022 (2021 - $Nil) representing the reversal the fair value of the Preferred Stock that was to be issued to Sapir in accordance with the Purchase Agreement.

4.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 120,937,442 common shares and no preferred shares. During period ended September 30, 2022, the Company issued 70,302,906 shares of common stock pursuant to debt conversion agreements with LSG and certain related party creditors in the aggregate amount of $2,601,207.

Options

Summary of option activity in the current six-month period and options outstanding (all fully vested) at September 30, 2022:

	Options Outstanding	Weighted Average Life Remaining (Years)	Intrinsic Value

Balance December 31, 2021	9,950,000	0.20	$348,250
Expired	(9,950,000)
Balance September 30, 2022	-	-	$-

 On February 22, 2022, all 9,950,000 options that were previously outstanding expired.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

During the period ended September 30, 2022, the Company terminated its mineral option agreement with LSG and entered in the Settlement Agreement, with the result that the Company returned its 20% undivided interest in and to the Goldfield Bonanza Project to LSG, the Company’s majority shareholder. In exchange, LSG agreed to forgive all the amounts owing by the Company to LSG under the option agreement, which included principal and interest amounts totaling $2,246,146.

During the period ended September 30, 2022, as a result of the rescission agreement with Sapir, the Company entered a debt reinstatement agreement with LSG whereby $2,246,146 of debt was reinstated by the Company to be subsequently settled via the issuance of common stock. The resulting loss from the reinstatement of debt was recognized within stockholders’ deficiency.

During the period ended September 2022, the Company had the following transactions with related parties:

i)	During the period ended September 30, 2022, the Company received $25,764 in bridge loan vendor financing and $59,315 in bridge loan direct financing. The loans had no specific terms of repayment and were non-interest bearing;

ii)	During the period ended September 30, 2022, the Company incurred $50,000 (2021 - $75,000) in consulting fees payable to a company controlled by the Company’s President;

iii)	On June 21 , 2022, the Company converted $2,322,487 in bridge loan vendor financing, bridge loan direct financing and reinstated debt owed to LSG into 62,769,918 shares of common stock with a fair value of $2,322,487;

iv)	On June 8, 2022, the Company converted $42,942 in debt owed to the controlling shareholder of LSG into 1,160,583 shares of common stock with a fair value of $42,942; and

v)	On June 8, 2022, the Company converted $235,779 in past due compensation owed to the Company’s CEO and President into 6,372,405 shares of common stock with a fair value of $235,779.

At September 30, 2022, the Company had the following amounts due to related parties:

i)	$1,320 (December 31, 2021 - $Nil) in bridge loan vendor financing; with no specific terms of repayment, due to LSG, the Company’s majority shareholder with no accrued interest payable;

ii)	$7,000 (December 31, 2021 - $Nil) in bridge loan direct financing; with no specific terms of repayment, due to LSG, the Company’s majority shareholder with no accrued interest payable;

iii)	$Nil (December 31, 2021 - $3,950): unsecured; non-interest bearing; with no specific terms of repayment, due to the controlling shareholder of LSG; and

iv)	$Nil (December 31, 2021: $33,939): unsecured; interest at 5% per annum; with no specific terms of repayment, due to the controlling shareholder of LSG. Accrued interest payable on the loan at March 31, 2022 was $Nil (December 31, 2021: $3,584).

At September 30, 2022, total interest accrued on the above related party loans was $Nil (December 31, 2021 - $3,584).

During the period ended September 30, 2022, the Company incurred $Nil (2021 - $75,000) in mineral option fees payable to LSG.

During the period ended September 30, 2022, there was a $1,050 foreign exchange loss (2021 - $10 gain) due to a related party loan amount in non-US currency. No stock-based compensation to related parties was incurred during the current period or in 2021.

At September 30, 2022, $Nil (December 31, 2021 - $183,500) consulting fees were outstanding and included in Accounts Payable. A further $Nil included in Accounts Payable at that date was owing to the same company controlled by the President, for expenses outstanding (December 31, 2021 - $1,779).

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

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

On June 8, 2022, and in connection with the rescission of the Sapir Agreements, we entered into a debt reinstatement agreement (the “Reinstatement Agreement”) with LSG pursuant to which we agreed to reinstate the Debt. Also on June 8, 2022, we entered into debt conversion agreements with three related parties, including LSG, pursuant to which the creditors converted an aggregate of $2,601,207 in accrued, unpaid debt into 70,302,906 shares of our common stock at a price of $0.037 per share.

At present, the Company has no has no current business project and is actively seeking business opportunities.

Funding

At present, we have no sustainable financing in place other than remedial expenses still being advanced by LSG.

Personnel

We have no employees. Our President and CEO, Mark Walmesley, receives no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

Our former CFO and Corporate Secretary, Samuel Sternheim, resigned effective September 6, 2022. Mark Walmesley has taken over his role as CFO, Secretary and Treasurer.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2022 which are included above in Part I, Item 1.

	Three Months Ended September 30		Change
	2022	2021	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	10,505	76,548	(66,043)	(86%)
Operating Loss	(10,505)	(76,548)	(66,043)	(86%)
Other Income (Expense)	(1,664)	(25,341)	(23,677)	(93%)
	(12,169)	(101,889)	(89,720)	(88%)

	Nine Months Ended September 30		Change
	2022	2021	Amount	Percentage
	$	$	$
Revenue	-	-	-	-
Operating Expenses	143,398	263,466	120,068	(45%)
Operating Loss	(143,398)	(263,466)	(120,068)	(45%)
Other Income (Expense)	2,184,446	(72,348)	2,256,794	3019%
	2,041,048	(355,814)	2,396,862	674%

Revenues

We had no operating revenues during the three month and nine month periods ended September 30, 2022 and 2021. We had a net loss of $12,169 during the current quarter and recorded net income of $2,041,048 for the nine month period ended September 30, 2022, which was entirely attributable to the rescission of the Sapir transaction as described above.

Expenses

Notable year over year differences in expenses for the third quarter in 2022 compared to 2021 are as follows:

	Nine Months Ended September 30		Increase/(Decrease)
	2022	2021	Amount	Percentage
	$	$	$
Consulting services	58,321	93,883	(35,562)	(38%)
Exploration and evaluation	-	28,443	(28,443)	(100%)
Mineral option fees	-	75,000	(75,000)	(100%)
Professional fees	52,719	35,715	17,004	48%
Interest, bank and finance charges	2,471	72,348	(69,877)	(97%)

Consulting fees decreased during the nine month period ended September 30, 2022 as Mark Walmesley no longer provided strategic consulting services during the three months ended September 30, 2022 ($25,000 per quarter in previous quarters).

Exploration and evaluation expense and mineral option fees were reduced to $Nil in the nine month period ended September 30, 2022 due to the Company terminating its mineral property option and no longer spending on mining efforts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest, bank and finance charges in the nine month period ended September 30, 2022 decreased as the Company settled various interest bearing loans during the period.

Professional fees in the nine month period ended September 30, 2022 included legal, audit and bookkeeping were increased as the Company paid its OTC Markets annual fee and continued to restructure itself following the rescinding of the Sapir transaction.

Liquidity and Capital Resources

At September 30, 2022, the Company’s total assets were $4,484 and its total liabilities were $20,878. The Company’s working capital deficiency at September 30, 2022 was $16,394. For December 31, 2021 the Company had a working capital deficiency of $225,586. The Company has no current business project and no cash generating operations. Management is actively seeking business opportunities. Our primary source of funding is from loans advanced to us from our largest shareholder, LSG, and other related parties.

Cash Flows

	Nine Months Ended September 30		Increase/(Decrease)
	2022	2021	Amount	Percentage
	$	$	$
Cash Flows Provided By (Used In):
Operating Activities	(61,112)	(56,353)	(4,759)	(8%)
Financing Activities	59,315	55,000	4,315	8%
Net increase (decrease) in cash	(1,797)	(1,353)	(444)	(33%)

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

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

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in Current Reports on Form 8-K, we had no unregistered sales of securities during the nine months ended September 30, 2022.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14 day of November 2022.

Lode-Star Mining Inc.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	November 14, 2022
Mark Walmesley