Form 10-K
period 2022-12-31
Lode-Star Mining Inc.
filed 2023-03-24
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,937,442 at March 24, 2023.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,263,323 as of December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We have a history of operating losses and may not achieve or sustain profitability. We cannot guarantee that we will become profitable. The company has no operations at the current time. We cannot guarantee that we will become profitable.

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

ITEM 1A.	RISK FACTORS (Continued)

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

The Company currently has no Properties.

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

The high and low bid quotations of our common stock for the 2022 and 2021 quarters are as follows:

	2022		2021
Quarter Ended	High	Low	High	Low
March 31	$0.095	$0.0325	$0.14	$0.06
June 30	$0.038	$0.0325	$0.1399	$0.06849
September 30	$0.05	$0.037	$0.13	$0.0471
December 31	$0.046	$0.005	$0.10	$0.048

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

OTCQB

On December 31, 2022, we had 70 shareholders on record of our common stock.

Capitalization

Shares

Our authorized capital is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 par value per share.

At December 31, 2022, : 120,937,442 (2021: 50,605,965) shares of common stock had been issued.

Stock Options

During the year ended December 31, 2022 the remaining 450,000 in stock options were cancelled.

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

On February 14, 2017, we granted 9,500,000 non-qualified stock options to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of our common stock at a price of US$0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. All options have expired during the year.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2022 and 2021, we had no subscriptions for shares of our common stock.

On June 8, 2022, and in connection with the rescission of the Sapir Agreements, we entered into a debt reinstatement agreement (the “Reinstatement Agreement”) with LSG pursuant to which we agreed to reinstate the debt. Also on June 8, 2022, we entered into debt conversion agreements with three related parties, including LSG, pursuant to which the creditors settled an aggregate of $2,601,207 in accrued, unpaid debt into 70,302,906 shares of our common stock at a price of $0.037 per share.

Within the past three years, other than the above and the following, we have not issued any equity securities that were not registered under the Securities Act.

●	On March 4, 2021, we issued 28,571 common shares upon the cashless exercise of 50,000 stock options.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funding

All of our ongoing operations, since October 4, 2014, have been funded by monies advanced to us by LSG our largest shareholder and one other related party, LSG’s primary shareholder. Given the termination of our Mineral Property Option Agreement with LSG, we do not anticipate that those two related party sources will continue to provide any significant future funding.

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

Personnel

We have no employees. Our president and CEO, our COO and our Corporate Secretary received no compensation in the years ended December 31, 2022 and 2021 for their services, other than $100,000 in consulting fees incurred for 2021 and $50,000 for 2022 to another company controlled by our CEO. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary. See Item 10 for information regarding our officers and directors.

Results of Operations

The following comments on our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2022 which are included with this Report. See the “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report. We recorded net income of $2,030,931 for the year ended December 31, 2022, have an accumulated deficit of $4,263,323 and have had no operating revenues. The possibility and timing of revenue being generated from our business is uncertain.

Revenues, Expenses and Net Loss

	Years Ended December 31		Increase/(Decrease)
	2022	2021	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	155,518	309,324	153,806	50%
Operating Loss	(155,518)	(309,324)	(153,806)	50%
Other	2,186,449	(2,259,850)	(4,446,299)	197%
Net Income (Loss)	$2,030,931	$(2,569,174)	$(4,600,105)	179%

The most significant driver of the year over year change in net income is the $2,186,917 benefit attributed to the reversal of in-process research and development (“IPR&D”) from Sapir upon rescission of the Sapir Agreements. The IPR&D was expensed in the prior year upon entering into the Sapir Agreements.

Working Capital Deficiency

	December 31		Increase/(Decrease)
	2022	2021	Amount	Percentage
Current Assets	$886	$6,281	$5,395	86%
Current Liabilities	27,396	231,867	204,471	88%
Working Capital (Deficiency)	$(26,510)	$(225,586)	$(199,076)	88%

The most significant driver of the year over year change our working capital deficiency is the $204,470 decrease in accounts payable and accrued liabilities following settlement of certain related party balances with common shares.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

	December 31		Increase/(Decrease)
	2022	2021	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(102,018)	$(75,575)	$26,443	-35%
Financing Activities	96,896	68,939	(27,957)	-41%
Net increase (decrease) in cash	$(5,122)	$(6,636)	$(1,514)	23%

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

Commitments

We do not have any commitments as of December 31, 2022 which are required to be disclosed in tabular form.

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

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) income (expense) includes the initial costs of IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use and is expensed on acquisition. Following the rescission of the Sapir Agreements, the expensed IPR&D was reversed through the income statement.

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

LODE-STAR MINING INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Lode-Star Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lode-Star Mining Inc. (the “Company”) as at December 31, 2022 and 2021, the related statements of operations and comprehensive loss, cash flows, and changes in stockholders’ deficiency for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over & financial reporting. As part of our audits, we are required to obtain an understanding of internal control over & financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over & financial reporting. Accordingly, we express no such opinion.

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

Going concern uncertainty

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

We have determined that there are no critical audit matters to communicate in our auditors’ report.

Smythe LLP, Chartered Professional Accountants

We have served as the Company’s auditor since 2017.

Vancouver, Canada

March 24, 2023

LODE-STAR MINING INC.
BALANCE SHEETS

	31-Dec	31-Dec
	2022	2021
ASSETS

Current assets
Cash	$886	$6,008
Prepaid fees	-	273
Total current assets	886	6,281

Total assets	$886	$6,281

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$7,260	$190,394
Due to related parties and accrued interest	20,136	41,473
Total current liabilities and total liabilities	27,396	231,867

STOCKHOLDERS’ DEFICIENCY
Capital Stock Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share Issued: 120,937,442 common shares and no preferred shares at December 31, 2022, 50,605,965 common shares and no preferred shares at December 31, 2021	73,757	3,454
Shares to be issued – 1,000,000 Series A convertible preferred shares (Rescinded June 6, 2022)	-	2,186,917
Additional Paid-In Capital	4,163,056	1,632,152
Accumulated Deficit	(4,263,323)	(4,048,109)
Total stockholders’ deficiency	(26,510)	(225,586)

Total liabilities and stockholders’ deficiency	$886	$6,281

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31
	2022	2021
Revenue	$-	$-

Operating Expenses
Consulting services	58,321	125,117
Corporate support services	1,953	2,010
Exploration and evaluation	274	28,443
Mineral option fees	-	75,000
Office, foreign exchange and sundry	7,032	7,475
Professional Fees	57,976	46,232
Transfer and filing fees	29,962	25,047
Total operating expenses	155,518	309,324

Operating Loss	(155,518)	(309,324)

Other Items
Acquired in-process research and development	-	(2,186,917)
Rescinded Sapir transaction	2,186,917	-
Interest, bank and finance charges	(468)	(72,933)
Total other items	2,186,449	(2,259,850)

Net Income (Loss) and Comprehensive Income (Loss) For The Year	$2,030,931	$(2,569,174)

Basic And Diluted Net Loss Per Common Share	$0.02	$(0.05)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	87,808,401	50,629,605

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2022	2021
Operating Activities
Net income (loss) for the year	$2,030,931	$(2,569,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	-	2,186,917
Foreign exchange loss	-	35
Rescinded Sapir transaction	(2,186,917)	-
Changes in operating assets and liabilities:
Prepaid fees	273	3,667
Accrued mineral option fees	-	75,000
Accounts payable and accrued liabilities	52,645	155,746
Due to related parties	1,050	-
Accrued interest payable	418	72,234
Net cash provided (used) in operating activities	(101,600)	(75,575)

Financing Activities
Repayment of loans payable – related party	-	(6,061)
Proceeds from loans payable – related party	96,478	75,000
Net cash provided by financing activities	96,478	68,939

Net Decrease In Cash	(5,122)	(6,636)

Cash, Beginning of Year	6,008	12,644

Cash, End of Year	$886	$6,008

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related parties on behalf of the Company	$-	$49,533
Reinstated debt	2,246,145	2,015,966
Shares issued to settle debt	2,601,207	-

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	NUMBER OF COMMON SHARES	PAR VALUE	SHARES TO BE ISSUED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance, December 31, 2020	50,605,965	$3,425	-	$1,632,181	$(3,494,901)	$(1,859,295)

Shares issued on cashless exercise of stock options	28,571	29	-	(29)	-	-

Preferred shares to be issued (1,000,000 Preferred)	-	-	2,186,917	-	-	2,186,917

Settlement of shareholder debt	-	-	-	-	2,015,966	2,015,966

Net loss for the year	-	-	-	-	(2,569,174)	(2,569,174)

Balance, December 31, 2021	50,634,536	3,454	$2,186,917	$1,632,152	$(4,048,109)	$(225,586)

Rescinded Sapir Transaction	-	-	(2,186,917)	-	-	(2,186,917)

Reinstated debt	-	-	-	-	(2,246,145)	(2,246,145)

Shares issued to shareholder to settle debt	70,302,906	70,303	-	2,530,904	-	2,601,207

Net income for the year	-	-	-	-	2,030,931	2,030,931

Balance, December 31, 2022	120,937,442	$73,757	$-	$4,163,056	$(4,263,323)	$(26,510)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Pursuant to a Purchase Agreement and Royalty Agreement (the “Sapir Agreements”), on December 28, 2021, the Company acquired from Sapir Pharmaceuticals, Inc., a Delaware company (“Sapir”), all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development (the “Assets”). The consideration for these Assets is 1,000,000 shares of Series A Convertible Preferred Stock where each preferred share is convertible into 450 shares of common stock.

Due to circumstances beyond the control of both parties, the Company was unable to develop the Assets. As a result, on June 6, 2022, the Company entered into a rescission agreement with Sapir (the “Rescission Agreement”) in order to rescind the Sapir Agreements and restore both the Company and Sapir to the respective positions we occupied immediately in advance of the execution and delivery of the Sapir Agreements.

As of the date of the Rescission Agreement, the Company did not issue the Preferred Stock to Sapir or execute any payments to Sapir under the Royalty Agreement.

As a result of the rescission, we entered into a debt reinstatement agreement (the “Reinstatement Agreement”) with LSG pursuant to which we agreed to reinstate the $2,246,145 in debt to LSG that was previously written off in accordance with the settlement and termination agreement in order to facilitate the Sapir transaction.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to and to obtain additional financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,263,323 as of December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, to identify new business opportunities and raise additional capital resources to successfully develop those business opportunities. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Cash consists of cash on deposit with high quality, major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2022 and 2021, the Company had no items that were cash equivalents.

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, due to related parties, and loans payable. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities approximates its fair value due to the short term maturity and would be considered a Level 2 measure of fair value.

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

The Company reports basic earnings or loss per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. The Company uses the Treasury Stock method to estimate the dilutive impact of options, warrants and other dilutive instruments, if any. Where the Company has generated net losses, the impact of including potential shares from outstanding options and warrants would be anti-dilutive and therefore basic net loss per is equal to diluted new loss per share.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

3.	TRANSACTIONS WITH LODE-STAR GOLD INC.

The Company’s mineral property interest was in a group of thirty-one claims known as the “Goldfield Bonanza Project” (the “Property”), in the State of Nevada. Pursuant to an option agreement dated October 14, 2014, as amended October 31, 2019 (“Option Agreement”), with LSG, the Company acquired an initial 20% undivided interest in and to the mineral claims owned by LSG and an option to earn a further 60% interest in the claims. LSG received 35,000,000 shares of the Company’s common stock and is its controlling shareholder. Until the Company has earned the additional 60% interest, the net smelter royalty will be split 79.2% to LSG, 19.8% to the Company and 1% to the former Property owner.

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

3.	TRANSACTIONS WITH LODE-STAR GOLD INC.

Termination of the Option Agreement

On January 14, 2022, in connection with the Sapir Agreements (note 4), the Company executed a settlement and termination agreement (the “Settlement Agreement”) with LSG to terminate the Option Agreement between the parties. Pursuant to the Settlement Agreement, the Company and LSG have agreed to the immediate termination of the Option Agreement (other than certain standard provisions that will survive according to their terms), with the result that the Company will return its 20% undivided interest in and to the Property to LSG. The carrying value of the 20% undivided interest was $230,179 at the date of the Settlement Agreement. In exchange, LSG has agreed to forgive all amounts owing by the Company to LSG under the Option Agreement, which includes $2,246,145 in accrued, unpaid penalties and other payments. The Settlement Agreement also includes a broad mutual release.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The full terms of the Settlement Agreement were agreed to between the parties prior to December 31, 2021, with the formal execution to be completed as soon as the documentation was prepared. Therefore, the impact of the Settlement Agreement has been reflected in the financial statements for the year ended December 31, 2021, to most accurately report the Company’s financial position on December 31, 2021, resulting in a gain on settlement of shareholder debt of $2,015,966 recognized in stockholders’ deficiency.

On June 8, 2022, and in connection with the rescission of the Sapir Agreements (note 4), we entered into a debt reinstatement agreement (the “Reinstatement Agreement”) with LSG pursuant to which we agreed to reinstate the Debt. Also on June 8, 2022, we entered into debt conversion agreements with three related parties, including LSG, pursuant to which the creditors converted an aggregate of $2,601,207 in accrued, unpaid debt into 70,302,906 shares of our common stock at a price of $0.037 per share.

4.	PHARMACEUTICAL DEVELOPMENT PROJECT

Pursuant to the Sapir Agreements on December 23, 2021, the Company acquired from Sapir, all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development (the “Assets”).

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

The Royalty Agreement requires the Company to pay Sapir a royalty equal to five percent (5%) of the gross revenues realized from licenses or products generated or derived from the Business, including all license and/or sublicense fees, development and/or research fees, grants, joint ventures and other royalty payments received directly or indirectly by the Company. The royalty is due each quarter commencing when the Company first receives revenues generated by the Assets. The royalty is to be paid for 5 years from the first date that initial proceeds are received by the Company directly or indirectly from the Business, and is automatically extended for a single additional 5-year period unless terminated in accordance with the terms of the Royalty Agreement. No amount has been accrued for the royalty payable as management cannot reliably estimate an amount payable.

In June 2022, due to circumstances beyond the control of both parties, the Company entered into a Rescission Agreement to terminate the Sapir Agreements and restore both the Company and Sapir to their respective positions immediately in advance of the execution and delivery of the Sapir Agreements.

As of the date of the Rescission Agreement, the Company had not completed the issuance of the Preferred Stock to Sapir or completed any payments to Sapir under the Royalty Agreement.

5.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 120,937,442 common shares and no preferred shares. During the year ended December 31, 2022, the Company issued 70,302,906 shares of its common stock in three debt settlement agreements dated June 8, 2022.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Options

On November 20, 2018, the Company granted 500,000 non-qualified stock options pursuant to its Equity Incentive Plan, to key outside consultants. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, for a term of five years. During the year ended December 31, 2021 50,000 of the options were exercised on March 4, 2021 on a cashless basis, resulting in the issuance of 28,571 common shares.

At December 31, 2021, the remaining 450,000 options had an intrinsic value of $15,750 based on the exercise price of $0.06 per option and a market price of $0.095 per share.

During the year ended December 31, 2022, the remaining 450,000 options were cancelled.

On February 14, 2017, the Company granted 9,500,000 non-qualified stock options pursuant to the Equity Incentive Plan, to key corporate officers and outside consultants. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share for a term of five years. At December 31, 2021, the options had an intrinsic value of $332,500 based on the exercise price of $0.06 per option and a market price of $0.095 per share.

During the year ended December 31, 2022, the options expired unexercised.

Summary of option activity for the fiscal years ended December 31, 2022 and 2021:

	Options Outstanding	Weighted Average Life Remaining (Years)	Intrinsic Value

Balance December 31, 2020	10,000,000			$800,000
Exercised	(50,000)
Balance December 31, 2021	9,950,000	0.20		$348,250
Issued	-
Cancelled	(450,000)
Expired	(9,500,000)
Balance December 31, 2022	-	-	$	Nil

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

In addition to transactions with related parties discussed elsewhere in these financial statements the following transactions occurred with related parties.

The settlement of the amounts owing to LSG resulted in a gain on settlement of shareholder debt recognized in stockholders’ deficiency of $2,015,966 during the year ended December 31, 2021.

On June 8, 2022 the Settlement Agreement was rescinded and the Company reinstated the debt from the prior year and subsequently settled all debts totaling $2,601,207 to LSG and other related parties in return for 70,302,906 shares of the Company’s Common stock.

Since June 8, 2022, the Company has incurred $5,637 in unsecured debt with no interest rate in vendor advances and $14,500 in unsecured debt with no interest for cash loans cash loans obtained from LSG.

The following amounts are due to a related party, LSG’s principal shareholder, and therefore remain outstanding.

i)	$0 (2021: $3,950): unsecured; non-interest bearing; with no specific terms of repayment.

ii)	$0 (2021: $33,939): unsecured; interest at 5% per annum; with no specific terms of repayment. Accrued interest payable on the loan at December 31, 2022 was $0 (2021: $3,584).

During the year ended December 31, 2022, the Company incurred $0 (2021: $75,000) in mineral option fees payable to LSG, which were accrued. The total amount of such fees accrued and forgiven as part of the termination of the mineral option agreement with LSG was $698,913, along with interest due totaling $116,374.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2022, the Company incurred $50,000 (2021: $100,000) in consulting fees for strategic and mine development, payable to a company controlled by the Company’s President. $0 (2021: $183,500) of those fees was outstanding and included in Accounts Payable at December 31, 2022.

7.	INCOME TAXES

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

A reconciliation of income tax benefit to the amount computed at the estimated rate of 21% is as follows:

	2022	2021
Expected income tax (expense) recovery	$(426,500)	$539,500
Adjustment for non-deductible amounts	459,200	241,400
Increase in valuation allowance	(32,700)	(780,900)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2022	2021
Deferred income tax assets
Net operating losses carried forward	$663,300	$630,600
Valuation allowance	(663,300)	(630,600)
	$-	$-

The Company has approximately $1,379,000 (2021: $1,379,000) in net operating losses carried forward which will expire between 2032 and 2037 if not utilized and approximately $1,779,800 (2021: $1,624,000) in net operating losses which will be carried forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

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

Effective August 1, 2020, our auditors, Morgan & Company LLP, 609 Granville Street, Vancouver, BC, Canada, merged their operations with Smythe LLP, Chartered Professional Accountants, 475 Howe Street, Suite 1700, Vancouver, BC, Canada and continue to provide services to us as Smythe LLP.

There have been no disagreements regarding accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2022 and 2021 included in this report, have been audited by Smythe LLP.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive concluded that, as of December 31, 2022, our internal control over financial reporting was not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented. As a result of the size of the current organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Effective January 3, 2022 Ms. Pamela Walters resigned as Secretary of the Company.

On January 14, 2022 we announced that in connection with the acquisition of Sapir Pharmaceuticals, Inc (announced December 30, 2021) we appointed Mr. Samuel Sternheim as a member of the Board of Directors effective January 14, 2022. Mr. Sternheim will also be assuming the roles of Corporate Secretary, Chief Financial Officer and Treasurer. Effective September 6, 2022 Mr. Sternheim resigned these roles and Mark Walmesley has taken over his role as CFO, Secretary and Treasurer.

Tom Temkin, effective February 17, 2022 resigned as COO and as a Director of the Company, given that the Company is moving out of the mining sector.

Effective February 18, 2022, Dr. Liora Zilberson was appointed CEO of the Company. Later, effective April 1, 2022, Dr. Liora Zilberson resigned her position as CEO and Mr. Mark Walmesley was reappointed CEO of the Company.

As of the date of this report, the names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position
Mark Walmesley	65	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director and Secretary

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

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

Nominating and Governance Committee

We have not appointed members of our nominating and governance committee. However, the chairman of the committee will be independent within the meaning of the listing standards of NYSE MKT. The nominating and governance committee is authorized to:

●	recommend to the board nominees for election as directors and committee members;

●	develop and recommend to the board a set of corporate governance guidelines;

●	review candidates for nomination for election as directors submitted by directors, officers, employees and stockholders and establish procedures to be followed by stockholders in submitting nominees;

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

●	recommend to the board non-renomination or removal from the board or a board committee as appropriate;

●	review with the board the requisite skills and characteristics for continuation as board members, the selection of new board members and board composition; and

●	select, retain and evaluate any search firm with respect to the identification of candidates for nomination for election as directors (and our nominating and governance committee shall have the sole authority to approve any such firm’s fees and other retention terms).

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

●	being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

●	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

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

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial, Treasurer and director, Thomas Temkin, our former Chief Operating Officer and director, and Pam Walters, our Secretary, for all services rendered in all capacities to us during our fiscal years ended December 31, 2022 and 2021. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Years Ended December 31	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Mark Walmesley, CEO (1)	2022	-	-	50,000	50,000
	2021	-	-	100,000	100,000

ITEM 11.	EXECUTIVE COMPENSATION (Continued)

(1)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

On February 14, 2017 Mr. Walmesley was granted 5,000,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $290,640 based on fair value estimates determined using the Black-Scholes option pricing model. The full amount of the Black Scholes valuation had been amortized by the end of 2018 so, for the years ended December 31, 2020 and 2019, $0 was included in Consulting services expense. At December 31, 2020, the options had an intrinsic value of $400,000 based on the exercise price of $0.06 per option and a market price of $0.14 per share. At December 31, 2022, the options have expired with no activity.

During the year ended December 31, 2022, we incurred $50,000 in consulting fees payable to another company controlled by Mr. Walmesley.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, we had no unvested stock awards held by the named executive officers, which are part of the option awards described in the table notes above.

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

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2022. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	8,810,545	7.29%

Lode Star Gold INC. (4)	97,769,918	80.84%

Lonnie S. Humphries Non-Exempt Trust (4)	200,000	0.17%

Lonnie S. Humphries	2,530,339	2.09%

1)	Unless otherwise indicated, the address of all named persons is 1 East Liberty Street, Suite 600, Reno, NV 89501

2)	Based on 120,937,442 shares of our common stock issued and outstanding as of December 31, 2022.

3)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

4)	The person with investment and dispositive authority is Lonnie Humphries.

Changes in Control

As of the date of this report, we are not aware of any arrangements that are not already described in this report, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2022, the following amounts were due to related parties:

The Company owed to Lode Star Gold, Inc:

$5,637 in Vendor advances with no interest. and,

$14,500 in direct loans to the Company with no interest.

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

2022	$48,050	Smythe LLP
2021	$24,276	Smythe LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2022	$0	Smythe LLP
2021	$0	Smythe LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2022	$0	Smythe LLP
2021	$0	Smythe LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2022	$0	Smythe LLP
2021	$0	Smythe LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March 2023.

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 24, 2023
Mark Walmesley