Form 10-Q
period 2023-03-31
Lode-Star Mining Inc.
filed 2023-05-16
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

nevada	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,937,442 at May 15, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	31-Mar	31-Dec
	2023	2022
	(Unaudited)
ASSETS

Current assets
Cash	$10,767	$886
Total current assets and total assets	10,767	886

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$1,246	$7,260
Due to related parties and accrued interest	42,186	20,136
Total current liabilities and total liabilities	43,432	27,396

STOCKHOLDERS’ DEFICIENCY

Capital Stock Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share Issued: 120,937,442 common shares and no preferred shares at March 31, 2023 120,937,442 common shares and no preferred shares at December 31, 2022	73,757	73,757
Additional Paid-In Capital	4,163,056	4,163,056
Accumulated Deficit	(4,269,478)	(4,263,323)
Total stockholders’ deficiency	(32,665)	(26,510)

Total liabilities and stockholders’ deficiency	$10,767	$886

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2023	2022
Revenue	$-	$-

Operating Expenses
Consulting services	-	6,221
Corporate support services	444	498
Office, foreign exchange and sundry	767	1,870
Professional Fees	456	7,090
Transfer and filing fees	4,488	17,802
Total operating expenses	6,155	33,481

Operating Loss	(6,155)	(33,481)

Other Items
Interest, bank and finance charges	-	(439)
Total other items	-	(439)

Net Loss and Comprehensive Loss For The Period	$(6,155)	$(33,920)

Basic And Diluted Net Loss Per Common Share	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	120,937,442	50,634,536

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2023	2022
Operating Activities
Net loss for the period	$(6,155)	$(33,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	-	50
Prepaid fees	-	-
Accounts payable and accrued liabilities	(6,014)	18,482
Accrued interest payable	-	419
Net cash provided (used) in operating activities	9,881	(14,969)

Financing Activities
Proceeds from loans payable – related party	22,050	10,000
Net cash provided by financing activities	22,050	10,000

Net Increase (Decrease) In Cash	9,881	(4,969)

Cash, Beginning of Period	886	6,008

Cash, End of Period	$10,767	$1,039

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related parties on behalf of the Company	$-	$5,470

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	NUMBER OF COMMON SHARES	PAR VALUE	SHARES TO BE ISSUED	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance, January 1, 2022	50,605,965	$3,425	-	$1,632,181	$(4,048,109)	$(2,412,503)

Shares issued on cashless exercise of stock options	28,571	29	-	(29)	-	-

Net loss for the period	-	-	-	-	(33,920)	(33,920)

Balance, March 31, 2022	50,634,536	$3,454	$2,186,917	$1,632,152	$(4,082,029)	$(259,506)

Balance, January 1, 2023	120,937,442	$73,757	$-	$4,163,056	$(4,263,323)	$(26,510)

Net loss for the period	-	-	-	-	(6,155)	(6,155)

Balance, March 31, 2023	120,937,442	$73,757	$-	$4,163,056	$(4,269,478)	$(32,665)

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Lode-Star Mining Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are in Reno, Nevada. The Company was originally formed to acquire exploration stage natural resource properties. At present, the Company has no business activity and is actively seeking a project to invest in.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,269,478 as of March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, to identify new business opportunities and raise additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Basis of Presentation

The unaudited interim financial information reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2022. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the year ended December 21, 2022, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2022, have been omitted. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) with accounting policies as disclosed in the Company’s annual audited financial statements. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. All dollar amounts are in U.S. dollars unless otherwise noted. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

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

Sapir Pharmaceutical Related

On December 23, 2021, the Company attempted to acquire from Sapir Pharmaceuticals, all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development. In June 2022, due to circumstances beyond the control of either party, the Company entered into a Rescission Agreement to terminate the Sapir Agreements and restore both the Company and Sapir to their respective positions immediately in advance of the execution and delivery of the Sapir Agreements. No shares or compensation of the Company was paid to Sapir.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

During the year ended December 31, 2022, the options expired unexercised.

Summary of option activity for the fiscal years ended December 31, 2022 and 2021 and for the period March 31, 2023:

		Weighted Average
	Options	Life Remaining	Intrinsic
	Outstanding	(Years)	Value

Balance December 31, 2020	10,000,000		$800,000
Exercised	(50,000)
Balance December 31, 2021	9,950,000	0.20	$348,250
Issued	-
Cancelled	(450,000)
Expired	(9,500,000)
Balance December 31, 2022 and March 31, 2023	-	-	$ Nil

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At March 31, 2023, the Company had the following amounts due to related parties:

i)	$7,687 in bridge loan vendor financing; with no specific terms of repayment, due to LSG, the Company’s majority shareholder with no accrued interest payable;

ii)	$34,500 in bridge loan direct financing; with no specific terms of repayment, due to LSG, the Company’s majority shareholder with no accrued interest payable;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion includes certain forward-looking statements that reflect our plans, estimates and our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

New Business

The Company has no active business at the present time. We are actively seeking business opportunities to engage in.

Funding

All of our ongoing operations have continued to be funded by monies advanced to us by Lode-Star Gold INC. (LSG) our largest shareholder. We do not currently have enough funds to carry out our entire plan of operations, so we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. There is no assurance that we will be successful in completing any such financings.

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

Personnel

We have no employees. Our President, CEO, CFO and corporate secretary Mark Walmesley, receives no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the period ended March 31, 2023 which are included above in Part I, Item 1.

	Three Months Ended March 31		Change
	2023	2022	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	6,155	33,481	(27,326)	-82%
Operating Loss	(6,155)	(33,481)	27,326	-82%
Other Income (Expense)	-	(439)	439	-100%
Net Loss	$(6,155)	$(33,920)	$27,765	-82%

Revenues

We had no operating revenues during the three-months ended March 31, 2023 and 2022. We recorded a net loss of $6,155 for the current quarter and have an accumulated deficit of $4,269,478.

Expenses

Notable year over year differences in expenses for the first quarter are as follows:

	Three Months Ended March 31		Change
	2023	2022	Amount	Percentage
	$	$	$
Consulting services	-	6,221	6,221	100%
Corporate support services	444	498	54	-100%
Office, foreign exchange and sundry	767	1,870	1,103	-100%
Professional fees	456	7,090	6,634	-94%
Interest, bank and finance charges	4,488	17,802	13,314	-75%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Expenses in the first quarter of 2023 related to transfer agent, filing fees and office expenses. Expenses for the 2022 quarter included legal and professional fees and OTC filing fees.

Balance Sheets at March 31, 2023 and December 31, 2022

Items with notable period-end differences are as follows:

			Change
	March 31, 2023	December 31, 2022	Amount	Percentage
	$	$	$
Cash	10,767	886	(9,881)	-1115%
Accounts payable and accrued liabilities	1,246	7,260	6,014	83%
Due to related parties and accrued interest	42,186	20,136	(22,050)	-110%

The increase is due to related parties relates primarily to payments of $20,000 advance made by LSG as well as LSG paying $2,050 to vendors on behalf of the Company under the bridge loan vendor financing.

Liquidity and Capital Resources

At March 31, 2023, our total assets were $10,767 and our total liabilities were $43,356. Our working capital deficiency at March 31, 2023 and December 31, 2022 and the changes between those dates were as follows:

			Increase/(Decrease)
	March 31, 2023	December 31, 2022	Amount	Percentage
	$	$	$
Current Assets	10,767	886	9,881	1115%
Current Liabilities	43,432	27,396	16,036	59%
Working Capital Deficiency	(32,665)	(26,510)	(6,155)	23%

The increase in our working capital deficiency from December 31, 2022 to March 31, 2023 was due cash outflow from operating activities.

Cash Flows

	Three Months Ended March 31		Increase/(Decrease)
	2023	2022	Amount	Percentage
	$	$	$
Cash Flows Provided by (Used In):
Operating Activities	(12,169)	(14,969)	2,800	-19%
Financing Activities	22,050	10,000	12,050	121%
Net Increase in Cash	9,881	(4,969)	14,850	-299%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31, 2023.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2022.

LODE-STAR MINING INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer	May 15, 2023
Mark Walmesley

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)