Form 10-Q
period 2023-09-30
Lode-Star Mining Inc.
filed 2023-11-13
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

nevada	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,937,442 at November 13, 2023.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	September 30	December 31
	2023	2022
	(Unaudited)
ASSETS

Current assets
Cash	$4,876	$886
Total current assets and total assets	4,876	886
	4,876	886

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$5,771	$7,260
Due to related parties	66,062	20,136
Total current liabilities and total liabilities	71,833	27,396
	71,833	27,396

STOCKHOLDERS’ DEFICIENCY
Capital Stock Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share Issued: 120,937,442 common shares and no preferred shares at September 30, 2023 120,937,442 common shares and no preferred shares at December 31, 2022	73,757	73,757
Additional Paid-In Capital	4,163,056	4,163,056
Accumulated Deficit	(4,303,770)	(4,263,323)
Total stockholders’ deficiency	(66,957)	(26,510)

Total liabilities and stockholders’ deficiency	$4,876	$886

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	-	26	-	58,321
Corporate support services	466	485	1,376	1,487
Office, foreign exchange and sundry	764	7,670	2,480	3,741
Professional Fees	5,516	465	27,901	52,719
Transfer and filing fees	2,098	1,859	8,690	27,130
Total operating expenses	8,844	10,505	40,447	143,398

Operating Loss	(8,844)	(10,505)	(40,447)	(143,398)

Other Items
Interest, bank and finance charges	-	(1,664)	-	(2,471)
Rescinded Sapir transaction	-	-	-	2,186,917
Total other items	-	(1,664)	-	2,184,446

Net Income (Loss) and Comprehensive Income (Loss) For The Period	$(8,843)	$(12,169)	$(40,447)	$2,041,048

Basic And Diluted Net Income (Loss) Per Common Share	$0.00	$0.00	$0.00	$0.03

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	120,937,442	120,937,442	120,937,442	120,937,442
	(0.00)	(0.00)	(0.00)	0.02

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2023	2022
Operating Activities
Net income (loss) for the period	$(40,447)	$2,041,048
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	-	1,050
Rescinded Sapir transaction	-	(2,186,917)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,489)	83,707
Net cash used in operating activities	(41,936)	(61,112)

Financing Activities
Proceeds from loans payable – related party	45,926	59,315
Net cash provided by financing activities	45,926	59,315

Net Increase (Decrease) In Cash	3,990	(1,797)

Cash, Beginning of Period	886	6,008

Cash, End of Period	$4,876	$4,211

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Expenses paid by related parties on behalf of the Company	$-	$25,764
Reinstated debt	-	2,246,146
Shares issued to settle debt	-	2,601,207

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	NUMBER OF			ADDITIONAL
	COMMON	PAR	SHARES TO	PAID-IN	ACCUMULATED
	SHARES	VALUE	BE ISSUED	CAPITAL	DEFICIT	TOTAL

Balance, January 1, 2022	50,605,965	$3,425	-	$1,632,181	$(4,048,109)	$(2,412,503)

Shares issued on cashless exercise of stock options	28,571	29	-	(29)	-	-

Net loss for the period	-	-	-	-	(33,920)	(33,920)

Balance, March 31, 2022	50,634,536	$3,454	$2,186,917	$1,632,152	$(4,082,029)	$(259,506)

Rescinded Sapir Transaction	-	-	(2,186,917)	-	-	(2,186,917)

Reinstated debt	-	-	-	-	(2,246,146)	(2,246,146)

Shares issued to shareholder to settle debt	70,302,906	70,303	-	2,530,904	-	2,601,207

Net income for the period	-	-	-	-	2,087,137	2,087,137

Balance, June 30, 2022	120,937,442	$73,757	$-	$4,163,056	$(4,241,038)	$(4,225)

Net income for the period	-	-	-	-	(12,169)	(12,169)

Balance, September 30, 2022	120,937,442	$73,757	$-	$4,163,056	$(4,253,207)	$(16,394)

Balance, January 1, 2023	120,937,442	$73,757	$-	$4,163,056	$(4,263,323)	$(26,510)

Net loss for the period	-	-	-	-	(6,155)	(6,155)

Balance, March 31, 2023	120,937,442	$73,757	$-	$4,163,056	$(4,269,478)	$(32,665)

Net loss for the period	-	-	-	-	(25,448)	(25,448)

Balance, June 30, 2023	120,937,442	$73,757	$-	$4,163,056	$(4,294,927)	$(58,114)

Net loss for the period	-	-	-	-	(8,843)	(8,843)

Balance, September 30, 2023	120,937,442	$73,757	$-	$4,163,056	$(4,303,770)	$(66,957)

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,303,770 as of September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to  the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The unaudited interim financial information reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2022. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the year ended December 31, 2022, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2022, have been omitted. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Termination of the Option Agreement

On December 23, 2021, the Company attempted to acquire from Sapir Pharmaceuticals, all of the assets used in connection with the proprietary stabilized formulation of the Epigallocatechin-gallate (EGCG) molecule for further pharmaceutical development (the “Sapir Agreements”). In January 2022, due to circumstances beyond the control of either party, the Company entered into a Rescission Agreement to terminate the Sapir Agreements agreement and restore both the Company and Sapir to their respective positions immediately in advance of the execution and delivery of the Sapir Agreements. No shares or compensation of the Company was paid to Sapir. Prior to entering into the Sapir Agreements the Company entered into a Settlement Agreement whereby the Company and LSG agreed to the immediate termination of the Option Agreement (other than certain standard provisions that will survive according to their terms), with the result that the Company will return its 20% undivided interest in and to the Property to LSG. The carrying value of the 20% undivided interest was $230,179 at the date of the Settlement Agreement. In exchange, LSG has agreed to forgive all amounts owing by the Company to LSG under the Option Agreement, which includes $2,246,145 in accrued, unpaid penalties and other payments. The Settlement Agreement also includes a broad mutual release.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

4.	CAPITAL STOCK

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 120,937,442 common shares and no preferred shares. During the year ended December 31, 2022, the Company issued 70,302,906 shares of its common stock in three debt settlement agreements dated June 8, 2022 (Note 3).

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

Summary of option activity for the fiscal years ended December 31, 2022 and for the period September 30, 2023:

		Weighted
		Average
		Life
	Options	Remaining
	Outstanding	(Years)	Intrinsic Value
Balance December 31, 2021	9,950,000	0.20	$348,250
Issued	-
Cancelled	(450,000)
Expired	(9,500,000)
Balance December 31, 2022 and September 30, 2023	-	-	$Nil

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At September 30, 2023, the Company had the following amounts due to related parties:

$66,062 in bridge loan vendor financing; with no specific terms of repayment, due to LSG, the Company’s majority shareholder, with no accrued interest payable.

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

Funding

All of our ongoing operations have continued to be funded by monies advanced to us by Lode-Star Gold INC. (LSG), our majority shareholder. We do not currently have enough funds to carry out our entire plan of operations, so we intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. There is no assurance that we will be successful in completing any such financings.

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

Going Concern

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues to-date and we cannot currently estimate the timing of any possible future revenues. Our only source of cash at this time is from loans from LSG.

 Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended September 30, 2023 which are included above in Part I, Item 1.

	Three Months Ended September 30		Change
	2023	2022	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	8,843	10,505	(1,662)	-16%
Operating Loss	(8,843)	(10,505)	1,662	-16%
Other Income (Expense)	-	(1,664)	1,664	-100%
Net Loss	$(8,843)	$(12,169)	$3,326	-27%

	Nine Months Ended September 30		Change
	2023	2022	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	40,447	143,398	(102,951)	-72%
Operating Loss	(40,447)	(143,398)	102,951	-72%
Other Income (Expense)	-	2,184,446	(2,184,446)	-100%
Net Loss	$(40,447)	$2,041,048	$(2,081,495)	-102%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues

We had no operating revenues during the nine-months ended September 30, 2023 and 2022. We recorded a net loss of $8,843 for the current quarter.

Expenses

Notable year over year differences in expenses for the second quarter are as follows:

	Three Months Ended September 30		Change
	2023	2022	Amount	Percentage
	$	$	$
Consulting services	-	26	26	100%
Corporate support services	466	485	19	-100%
Office, foreign exchange and sundry	764	7,670	6,906	-100%
Professional fees	5,516	465	(5,051)	1086%
Interest, bank and finance charges	2,097	1,859	(238)	13%

	Nine Months Ended September 30		Change
	2023	2022	Amount	Percentage
	$	$	$
Consulting services	-	58,321	58,321	100%
Corporate support services	1,376	1,487	111	-100%
Office, foreign exchange and sundry	2,480	3,741	1,261	-100%
Professional fees	27,901	52,719	24,818	-47%
Interest, bank and finance charges	8,690	27,130	18,440	-68%

Consulting services for mining consultants decreased as the Company no longer has a mining project in 2023 as compared to 2022.

Professional fees in 2022 were higher due to accounting, audit and legal fees related to the rescinded Sapir Pharmaceutical asset purchase and the unwinding of the transaction.

 Balance Sheets at September 30, 2023 and December 31, 2022

Items with notable period-end differences are as follows:

			Change
	September 30, 2023	December 31, 2022	Amount	Percentage
	$	$	$
Cash	4,876	886	(3,990)	-450%
Accounts payable and accrued liabilities	5,771	7,260	1,489	21%
Due to related parties and accrued interest	66,062	20,136	(45,926)	-228%

Due to related parties increased due to legal and accounting expenses to maintain filing status.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At September 30, 2023, our total assets were $4,876 and our total liabilities were $71,833. Our working capital deficiency at September 30, 2023 and December 31, 2022 and the changes between those dates were as follows:

			Change
	September 30, 2023	December 31, 2022	Amount	Percentage
	$	$	$
Current Assets	4,876	886	3,990	450%
Current Liabilities	71,833	27,396	44,437	162%
Working Capital Deficiency	(66,957)	(26,510)	(40,447)	153%

The decrease in our working capital deficiency from December 31, 2022 to September 30, 2023 was primarily due to the debt owed to LSG for legal and accounting fees.

Cash Flows

	Nine Months Ended September 30		Change
	2023	2022	Amount	Percentage
	$	$	$
Operating Activities	(41,936)	(61,112)	19,176	-31%
Financing Activities	45,926	59,315	(13,389)	-23%
Net Decrease in Cash	3,990	(1,797)	5,787	-322%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the nine months ended September 30, 2023.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November 2023.

LODE-STAR MINING INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer	November 13, 2023
Mark Walmesley

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase