Form 10-K
period 2023-12-31
Lode-Star Mining Inc.
filed 2024-03-22
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,937,442 at March 15, 2024.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,326,263 as of December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

At present the Company has minimal risk related to Cybersecurity as no operational business is conducted on the internet or available through the internet.

Cybersecurity risk management will be an integral part of our overall enterprise risk management efforts once the Company has determined how and what security measures will need to be deployed. No enterprise risk can be eliminated entirely. We will seek to mitigate as much risk as possible and manage the remaining financial risk through a cyber insurance policy. The Company has chosen the National Institute of Standards (NIST) for its base framework because it is compatible with certain risk management business functions required by customers and US Government oversight. Controls in the SP 800-53 catalog will be tailored-in based on governance found in SP 800-171, internally determined IT General Controls and industry best practices to create a balanced approach protecting confidentiality, integrity, and availability.

Governance

Our Board of Directors has primary responsibility for evaluating cybersecurity risk management, overseeing our major cybersecurity risk exposures and the steps management has taken to monitor and control these exposures, including policies and procedures for assessing and managing risk, as well as oversight of compliance related to legal and regulatory exposure.

The “to be newly formed” management positions responsible for assessing and managing cybersecurity risks will be a Director of Cybersecurity and a Chief Information Officer (“CIO”), who will report directly to our CFO. Presently our CFO is undertaking the actions of both the Director of Cybersecurity and CIO. The CIO will be responsible for ensuring that we have a cybersecurity risk management program in place that is fully aligned with business requirements and strategy.

ITEM 2.	PROPERTIES

The Company currently has no Properties.

ITEM 3.	LEGAL PROCEEDINGS

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

The high and low bid quotations of our common stock for the 2023 and 2022 quarters are as follows:

	2023		2022
Quarter Ended	High	Low	High	Low
March 31	$0.046	$0.005	$0.095	$0.0325
June 30	$0.04	$0.0151	$0.038	$0.0325
September 30	$0.02	$0.02	$0.05	$0.037
December 31	$0.02	$0.02	$0.046	$0.005

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

OTCQB

On December 31, 2023, we had 70 shareholders on record of our common stock.

Capitalization

Shares

Our authorized capital is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 par value per share.

At December 31, 2023, 120,937,442 (2022: 120,937,442 ) shares of common stock had been issued.

Stock Options

During the year ended December 31, 2023 there were no stock options outstanding. On December 31, 2022 the remaining 450,000 stock options were cancelled.

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

On February 14, 2017, we granted 9,500,000 non-qualified stock options to key corporate officers and outside consultants, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of our common stock at a price of US$0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. All options expired during the year ended December 31, 2022.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2023 and 2022, we had no subscriptions for shares of our common stock.

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

Within the past three years, other than the above, we have not issued any equity securities that were not registered under the Securities Act.

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

Personnel

We have no employees. Our president and CEO, our COO and our Corporate Secretary received no compensation in the years ended December 31, 2023 and 2022 for their services, other than $50,000 for 2022 to another company controlled by our CEO. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary. See Item 10 for information regarding our officers and directors.

Results of Operations

The following comments on our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2023 which are included with this Report. See the “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report. We recorded net loss of $62,940 for the year ended December 31, 2023, have an accumulated deficit of $4,326,263 and have had no operating revenues. The possibility and timing of revenue being generated from our business is uncertain.

Revenues, Expenses and Net Loss

	Years Ended December 31		Increase/(Decrease)
	2023	2022	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	62,940	155,518	(92,578)	-60%
Operating Loss	(62,940)	(155,518)	(92,578)	60%
Other	-	2,186,449	(2,186,449)	-100%
Net Income (Loss)	$(62,940)	$2,030,931	$2,093,871	103%

The most significant driver of the year over year change in net income is the $2,186,917 benefit attributed to the reversal of in-process research and development (“IPR&D”) from Sapir upon rescission of the Sapir Agreements during the year ended December 31, 2022. The IPR&D was expensed in a prior year upon entering into the Sapir Agreements.

Working Capital Deficiency

	December 31		Increase/(Decrease)
	2023	2022	Amount	Percentage
Current Assets	$2,474	$886	$1,588	179%
Current Liabilities	91,924	27,396	(64,528)	-236%
Working Capital (Deficiency)	$(89,450)	$(26,510)	$(62,940)	237%

The most significant driver of the year-over-year change our working capital deficiency is the $64,528 increase in current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

	December 31		Increase/(Decrease)
	2023	2022	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(55,511)	$(101,600)	$46,089	-45%
Financing Activities	57,099	96,478	(39,379)	-41%
Net increase (decrease) in cash	$1,588	$(5,122)	$6,710	-131%

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

Commitments

We do not have any commitments as of December 31, 2023 which are required to be disclosed in tabular form.

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

LODE-STAR MINING INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Lode-Star Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lode-Star Mining Inc. (the “Company”) as at December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, cash flows, and changes in stockholders’ deficiency for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments.

We have determined that there are no critical audit matters to communicate in our auditors’ report.

Smythe LLP, Chartered Professional Accountants

We have served as the Company’s auditor since 2017.

Vancouver, Canada

March 15, 2024

LODE-STAR MINING INC.
BALANCE SHEETS

	31-Dec	31-Dec
	2023	2022
ASSETS

Current assets
Cash	$2,474	$886
Total current assets	2,474	886

Total assets	$2,474	$886

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$14,689	$7,260
Due to related parties	77,235	20,136
Total current liabilities and total liabilities	91,924	27,396

STOCKHOLDERS’ DEFICIENCY

Capital Stock Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share Issued: 120,937,442 common shares and no preferred shares at December 31, 2023 and 2022	73,757	73,757
Additional Paid-In Capital	4,163,056	4,163,056
Accumulated Deficit	(4,326,263)	(4,263,323)
Total stockholders’ deficiency	(89,450)	(26,510)

Total liabilities and stockholders’ deficiency	$2,474	$886

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31
	2023	2022
Revenue	$-	$-

Operating Expenses
Consulting services	1,855	58,321
Corporate support services	-	1,953
Exploration and evaluation	-	274
Office, foreign exchange and sundry	2,631	7,032
Professional fees	47,667	57,976
Transfer and filing fees	10,787	29,962
Total operating expenses	62,940	155,518

Operating Loss	(62,940)	(155,518)

Other Items
Acquired in-process research and development	-	2,186,917
Interest, bank and finance charges	-	(468)
Total other items	-	2,186,449

Net Income (Loss) and Comprehensive Income (Loss) For The Year	$(62,940)	$2,030,931

Basic And Diluted Net Income (Loss) Per Common Share	$(0.00)	$0.02

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	120,937,442	87,808,401

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2023	2022
Operating Activities
Net income (loss) for the year	$(62,940)	$2,030,931
Adjustments to reconcile net loss to net cash used in operating activities:
Rescinded Sapir transaction	-	(2,186,917)
Changes in operating assets and liabilities:
Prepaid fees	-	273
Accounts payable and accrued liabilities	7,429	52,645
Due to related parties	-	1,050
Accrued interest payable	-	418
Net cash used in operating activities	(55,511)	(101,600)

Financing Activities
Proceeds from loans payable – related party	57,099	96,478
Net cash provided by financing activities	57,099	96,478

Net Increase (Decrease) In Cash	1,588	(5,122)

Cash, Beginning of Year	886	6,008

Cash, End of Year	$2,474	$886

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activity
Reinstated debt	$-	$2,246,145
Shares issued to settle debt	-	2,601,207

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	NUMBER OF			ADDITIONAL
	COMMON	PAR	SHARES TO	PAID-IN	ACCUMULATED
	SHARES	VALUE	BE ISSUED	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2021	50,634,536	3,454	$2,186,917	$1,632,152	$(4,048,109)	$(225,586)

Rescinded Sapir Transaction	-	-	(2,186,917)	-	-	(2,186,917)

Reinstated debt	-	-	-	-	(2,246,145)	(2,246,145)

Shares issued to shareholder to settle debt	70,302,906	70,303	-	2,530,904	-	2,601,207

Net income for the year	-	-	-	-	2,030,931	2,030,931

Balance, December 31, 2022	120,937,442	$73,757	$-	$4,163,056	$(4,263,323)	$(26,510)

Net loss for the year	-	-	-	-	(62,940)	(62,940)

Balance, December 31, 2023	120,937,442	$73,757	$-	$4,163,056	$(4,326,263)	$(89,450)

The accompanying notes are an integral part of these financial statements.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

As of the date of the Rescission Agreement, the Company did not issue the Preferred Stock to Sapir or execute any payments to Sapir under the Royalty Agreement. See notes 3 and 4 for further details of the Sapir agreements.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to and to obtain additional financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,326,263 as of December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, to identify new business opportunities and raise additional capital resources to successfully develop those business opportunities. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Such adjustments could be material.

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Basis of Accounting

The Company’s financial statements have been prepared using the accrual method of accounting except for cash flow information. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

b)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality, major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2023 and 2022, the Company had no items that were cash equivalents.

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

ASC 820, Fair Value Measurement establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. These tiers include:

■	Level 1 – defined as observable inputs such as quoted prices in active markets;

■	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

■	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and due to related parties. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Pursuant to ASC 820, Fair Value Measurement and ASC 825, Financial Instruments the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities and due to related parties approximates its fair value due to the short term maturity and would be considered a Level 3 measure of fair value.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

The Company reports basic earnings or loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. The Company uses the Treasury Stock method to estimate the dilutive impact of options, warrants and other dilutive instruments, if any. Where the Company has generated net losses, the impact of including potential shares from outstanding options and warrants would be anti-dilutive and therefore basic net loss per share is equal to diluted new loss per share.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

h)	Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expense includes the initial costs of IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use and is expensed on acquisition.

i)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, Income Taxes.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

j)	Acquisitions

Business combinations are accounted for using the acquisition method of accounting, which generally requires that assets acquired, including IPR&D projects, and liabilities assumed be recorded at their fair values as of the acquisition date. Any excess of consideration over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires significant estimates and assumptions. As a result, adjustments to the fair values of assets acquired and liabilities assumed within the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.

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

Stock-based compensation is accounted for in accordance with ASC 718 Compensation – Stock Compensation whereby a compensation charge based on the fair value of the equity instruments issued, measured at the grant date, is recorded against earnings over the period during which the employee is required to perform the services in exchange for the award (generally the vesting period).

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

In accordance with ASC 850, Related Party Disclosures the Company discloses: the nature of the related party relationship(s) involved; a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 120,937,442 common shares and no preferred shares. During the year ended December 31, 2023, the Company issued no common stock. During the year ended December 31, 2022, the Company issued 70,302,906 shares of its common stock in three debt settlement agreements dated June 8, 2022.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

During the year ended December 31, 2022, the options expired unexercised.

Summary of option activity for the fiscal years ended December 31, 2023 and 2022:

	Options	Weighted Average	Intrinsic
	Outstanding	Life Remaining	Value
		(Years)

Balance December 31, 2021	9,950,000	0.20	$348,250
Granted	-
Cancelled	(450,000)
Expired	(9,500,000)

Balance December 31, 2022 and 2023	-	-	$ Nil

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

In addition to transactions with related parties discussed elsewhere in these financial statements the following transactions occurred with related parties.

During the year ended December 31, 2023, the Company incurred $0 (2022: $50,000) in consulting fees for strategic and mine development, payable to a company controlled by the Company’s President.

At December 31, 2023, the Company had amounts due to related parties of $77,235 (2022: $20,136); with no specific terms of repayment, due to LSG, the Company’s majority shareholder, with no accrued interest payable.

LODE-STAR MINING INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

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

A reconciliation of income tax benefit to the amount computed at the estimated rate of 21% is as follows:

	2023	2022
Expected income tax (expense) recovery	$13,300	$(426,500)
Adjustment for non-deductible amounts	-	459,200
Increase in valuation allowance	(13,300)	(32,700)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2023	2022
Deferred income tax assets
Net operating losses carried forward	$676,600	$630,600
Valuation allowance	(676,600)	(630,600)
	$-	$-

The Company has approximately $1,379,000 (2022: $1,379,000) in net operating losses carried forward which will expire between 2032 and 2037 if not utilized and approximately $1,842,800 (2022: $1,779,800) in net operating losses which will be carried forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

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

There have been no disagreements regarding accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the years ended December 31, 2023 and 2022 included in this report, have been audited by Smythe LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. As a result of the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2023, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive concluded that, as of December 31, 2023, our internal control over financial reporting was not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented. As a result of the size of the current organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this report, the names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position
Mark Walmesley	66	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director and Secretary

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

Management Agreements

We do not yet have a formal management or consulting agreement in place with Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director and Secretary. Regardless, we expect Mr. Walmesley to allocate the majority of his working time to our business.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director and Secretary for all services rendered in all capacities to us during our fiscal years ended December 31, 2023 and 2022. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

			Option	All Other
	Years Ended	Salary	Awards	Compensation	Total
Name and Principal Position	December 31	($)	($)	($)	($)
Mark Walmesley, CEO (1)	2023	-	-	-	-
	2022	-	-	50,000	50,000

ITEM 11.	EXECUTIVE COMPENSATION (Continued)

(1)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

On February 14, 2017 Mr. Walmesley was granted 5,000,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $290,640 based on fair value estimates determined using the Black-Scholes option pricing model. At December 31, 2023, the options have expired with no activity.

During the year ended December 31, 2023, we incurred $0 (2022: $50,000) in consulting fees payable to another company controlled by Mr. Walmesley.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, we had no unvested stock awards held by the named executive officers, which are part of the option awards described in the table notes above.

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

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2023. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	8,810,545	7.29%

Lode Star Gold INC. (4)	97,769,918	80.84%

Lonnie S. Humphries Non-Exempt Trust (4)	200,000	0.17%

Lonnie S. Humphries	2,530,339	2.09%

1)	Unless otherwise indicated, the address of all named persons is 1 East Liberty Street, Suite 600, Reno, NV 89501

2)	Based on 120,937,442 shares of our common stock issued and outstanding as of December 31, 2023.

3)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

4)	The person with investment and dispositive authority is Lonnie Humphries.

Changes in Control

As of the date of this report, we are not aware of any arrangements that are not already described in this report, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2023, the following amounts were due to related parties:

The Company owed to Lode Star Gold, Inc:

$77,235 (2022: $20,136) with no specific terms of repayment, with no accrued interest payable.

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

2023	$39,365	Smythe LLP
2022	$48,050	Smythe LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2023	$0	Smythe LLP
2022	$0	Smythe LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2023	$0	Smythe LLP
2022	$0	Smythe LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2023	$0	Smythe LLP
2022	$0	Smythe LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2024.

LODE-STAR MINING INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 15, 2024
Mark Walmesley