Form 10-Q
period 2024-03-31
Lode-Star Mining Inc.
filed 2024-05-15
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

nevada	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,937,442 at May 15, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	31-Mar	31-Dec
	2024	2023
	(Unaudited)
ASSETS

Current assets
Cash	$1,898	$2,474
Total current assets and total assets	1,898	2,474

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$19,361	$14,689
Due to related parties	80,861	77,235
Total current liabilities and total liabilities	100,222	91,924

STOCKHOLDERS’ DEFICIENCY

Capital Stock Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share Issued: 120,937,442 common shares and no preferred shares at March 31, 2024 120,937,442 common shares and no preferred shares at December 31, 2023	73,757	73,757
Additional Paid-In Capital	4,163,056	4,163,056
Accumulated Deficit	(4,335,137)	(4,326,263)
Total stockholders’ deficiency	(98,324)	(89,450)

Total liabilities and stockholders’ deficiency	$1,898	$2,474

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2024	2023
Revenue	$-	$-

Operating Expenses
Corporate support services	466	444
Office, foreign exchange and sundry	(3,459)	767
Professional Fees	8,749	456
Transfer and filing fees	3,118	4,488
Total operating expenses	8,874	6,155

Operating Loss	(8,874)	(6,155)

Other Items
Interest, bank and finance charges	-	-
Total other items	-	-

Net Loss and Comprehensive Loss For The Period	$(8,874)	$(6,155)

Basic And Diluted Net Loss Per Common Share	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	120,937,442	120,937,442

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2024	2023
Operating Activities
Net loss for the period	$(8,874)	$(6,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	4,672	(6,014)
Net cash provided (used) in operating activities	(4,202)	(12,169)

Financing Activities
Proceeds from loans payable – related party	3,626	22,050
Net cash provided by financing activities	3,626	22,050

Net Increase (Decrease) In Cash	(576)	9,881

Cash, Beginning of Period	2,474	886

Cash, End of Period	$1,898	$10,767

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2023	120,937,442	$73,757	$4,163,056	$(4,263,323)	$(26,510)

Net loss for the period	-	-	-	(6,155)	(6,155)

Balance, March 31, 2023	120,937,442	$73,757	$4,163,056	$(4,269,478)	$(32,665)

Balance, January 1, 2024	120,937,442	$73,757	$4,163,056	$(4,326,263)	$(89,450)

Net loss for the period	-	-	-	(8,874)	(8,874)

Balance, March 31, 2024	120,937,442	$73,757	$4,163,056	$(4,335,137)	$(98,324)

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,335,137 as of March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, to identify new business opportunities and raise additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence  , such adjustments could be material.

Basis of Presentation

The unaudited interim financial information reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the year ended December 21, 2023, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2023, have been omitted. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of results for the entire year ending December 31, 2024.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

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

Options

No options are outstanding at March 31, 2024, and December 31, 2023.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

In addition to transactions with related parties discussed elsewhere in these unaudited interim financial statements, the following transactions occurred with related parties.

At March 31, 2024, the Company had amounts due to related parties of $80,861 in bridge loan vendor financing; with no specific terms of repayment, due to the Company’s majority shareholder and president, with no accrued interest payable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion includes certain forward-looking statements that reflect our plans, estimates, and our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

New Business

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

If we are unsuccessful in obtaining sufficient funds through our capital raising efforts, we may review other financing options, although we cannot provide any assurance that any such options will be available to us or on terms reasonably acceptable to us. . Regardless, our current cash reserves and working capital will not be sufficient for us to sustain our business for the next 12 months, even if we decide to scale back our operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Intellectual Property

We do not have any intellectual property.

Personnel

We have no employees. Our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director and Secretary Mark Walmesley, receives no compensation for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the period ended March 31, 2024 which are included above in Part I, Item 1.

	Three Months Ended March 31		Change
	2024	2023	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	8,874	6,155	2,719	44%
Operating Loss	(8,874)	(6,155)	(2,719)	44%
Other Income (Expense)	-	-	-
Net Loss	$(8,874)	$(6,155)	$(2,719)	44%

Revenues

We had no operating revenues during the three months ended March 31, 2024 and 2023. We recorded a net loss of $8,874 for the current quarter and have an accumulated deficit of $4,335,137.

Expenses

Notable year over year differences in expenses for the first quarter are as follows:

	Three Months Ended March 31		Change
	2024	2023	Amount	Percentage
	$	$	$
Corporate support services	466	444	(22)	-5%
Office, foreign exchange and sundry	(3,459)	767	4,226	551%
Professional fees	8,749	456	(8,293)	-1819%
Interest, bank and finance charges	3,118	4,488	1,370	31%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase in the first quarter of 2024 is related to higher professional fees for accounting fees offset by a gain in foreign exchange fees.

Balance Sheets at March 31, 2024, and December 31, 2023

Items with notable period-end differences are as follows:

			Change
	March 31, 2024	December 31, 2023	Amount	Percentage
	$	$	$
Cash	1,898	2,474	576	23%
Accounts payable and accrued liabilities	19,361	14,689	(4,672)	-32%
Due to related parties and accrued interest	80,861	77,235	(3,626)	-5%

The increase in accounts payable and related party accruals is due to professional fees incurred for accounting fees.

Liquidity and Capital Resources

At March 31, 2024, our total assets were $1,898 and our total liabilities were $100,222. Our working capital deficiency at March 31, 2024, and December 31, 2023, and the changes between those dates were as follows:

			Increase/(Decrease)
	March 31, 2024	December 31, 2023	Amount	Percentage
	$	$	$
Current Assets	1,898	2,474	(576)	-23%
Current Liabilities	100,222	91,924	8,298	9%
Working Capital Deficiency	(98,324)	(89,450)	(8,874)	10%

The increase in our working capital deficiency from December 31, 2023, to March 31, 2024, was due to cash outflow from operating activities.

Cash Flows

	Three Months Ended March 31		Increase/(Decrease)
	2024	2023	Amount	Percentage
	$	$	$
Cash Flows Provided by (Used In):
Operating Activities	(4,202)	(12,169)	7,967	-65%
Financing Activities	3,626	22,050	(18,424)	-84%
Net Increase (Decrease) in Cash	(576)	9,881	(10,457)	-106%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2023.

ITEM 1 C.	CYBERSECURITY

At present the Company has minimal risk related to Cybersecurity as no operational business is conducted on the internet or available through the internet.

Cybersecurity risk management will be an integral part of our overall enterprise risk management efforts once the Company has determined how and what security measures will need to be deployed. No enterprise risk can be eliminated entirely. We will seek to mitigate as much risk as possible and manage the remaining financial risk through a cyber insurance policy. The Company has chosen the National Institute of Standards (NIST) for its base framework because it is compatible with certain risk management business functions required by customers and US Government oversight. Controls in the SP 800-53 catalog will be tailored-in based on governance found in SP 800-171, internally determined IT General Controls, and industry best practices to create a balanced approach protecting confidentiality, integrity, and availability.

Governance

Our Board of Directors has primary responsibility for evaluating cybersecurity risk management, overseeing our major cybersecurity risk exposures and the steps management has taken to monitor and control these exposures, including policies and procedures for assessing and managing risk, as well as oversight of compliance related to legal and regulatory exposure.

The “to be newly formed” management positions responsible for assessing and managing cybersecurity risks will be a Director of Cybersecurity and a Chief Information Officer (“CIO”), who will report directly to our CFO. Presently our CFO is undertaking the actions of both the Director of Cybersecurity and CIO. The CIO will be responsible for ensuring that we have a cybersecurity risk management program in place that is fully aligned with business requirements and strategy

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We had no unregistered sales of securities during the three months ended March 31, 2024.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2024.

LODE-STAR MINING INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer	May 15, 2024
Mark Walmesley

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)