Form 10-Q
period 2024-09-30
Lode-Star Mining Inc.
filed 2024-11-15
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

LODE-STAR MINING INC.

(Exact name of registrant as specified in its charter)

nevada	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,937,442 at November 14, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LODE-STAR MINING INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

LODE-STAR MINING INC.

BALANCE SHEETS

(Unaudited)

	September 30	December 31
	2024	2023
	(Unaudited)
ASSETS

Current assets
Cash	$3,575	$2,474
Total current assets and total assets	3,575	2,474

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$5,518	$14,689
Due to related parties	122,059	77,235
Total current liabilities and total liabilities	$127,577	$91,924

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share Issued: 120,937,442 common shares and no preferred shares at September 30, 2024 and December 31, 2023
Additional Paid-In Capital	4,163,056	4,163,056
Accumulated Deficit	(4,360,815)	(4,326,263)
Total stockholders’ deficiency	(124,002)	(89,450)
Total liabilities and stockholders’ deficiency	$3,575	$2,474

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-

Operating Expenses
Consulting services	460	-	1,386	-
Corporate support services	-	466	2,068	1,376
Office, foreign exchange and sundry	6,126	764	3,014	2,480
Professional Fees	3,867	5,516	21,523	27,901
Transfer and filing fees	1,832	2,098	6,561	8,690
Total operating expenses	12,285	8,844	34,552	40,447

Net Loss and Comprehensive Loss For The Period	$(12,285)	$(8,844)	$(34,552)	$(40,447)

Basic And Diluted Net Income (Loss) Per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	120,937,442	120,937,442	120,937,442	120,937,442

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2024	2023
Operating Activities
Net income (loss) for the period	$(34,552)	$(40,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,171)	(1,489)
Net cash used in operating activities	(43,723)	(41,936)

Financing Activities
Proceeds from loans payable – related party	44,824	45,926
Net cash provided by financing activities	44,824	45,926

Net Increase In Cash	1,101	3,990

Cash, Beginning of Period	2,474	886

Cash, End of Period	$3,575	$4,876

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	ACCUMULATED
	SHARES	VALUE	CAPITAL	DEFICIT	TOTAL

Balance, January 1, 2023	120,937,442	$73,757	$4,163,056	$(4,263,323)	$(26,510)

Net loss for the period	-	-	-	(6,155)	(6,155)

Balance, March 31, 2023	120,937,442	$73,757	$4,163,056	$(4,269,478)	$(32,665)

Net loss for the period	-	-	-	(25,448)	(25,448)

Balance, June 30, 2023	120,937,442	$73,757	$4,163,056	$(4,294,926)	$(58,113)

Net loss for the period	-	-	-	(8,844)	(8,844)

Balance, September 30, 2023	120,937,442	$73,757	$4,163,056	$(4,303,770)	$(66,957)

Balance, January 1, 2024	120,937,442	$73,757	$4,163,056	$(4,326,263)	$(89,450)

Net loss for the period	-	-	-	(8,874)	(8,874)

Balance, March 31, 2024	120,937,442	$73,757	$4,163,056	$(4,335,137)	$(98,324)

Net loss for the period	-	-	-	(13,393)	(13,393)

Balance, June 30, 2024	120,937,442	$73,757	$4,163,056	$(4,348,530)	$(111,717)

Net loss for the period	-	-	-	(12,285)	(12,285)

Balance, September 30, 2024	120,937,442	$73,757	$4,163,056	$(4,360,815)	$(124,002)

The accompanying notes are an integral part of these unaudited interim financial statements.

LODE-STAR MINING INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,360,815 as of September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, to identify new business opportunities and raise additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Such adjustments could be material.

Basis of Presentation

The unaudited interim financial information reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the year ended December 31, 2023, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2023, have been omitted. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of results for the entire year ending December 31, 2024.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

3.	TRANSACTIONS WITH LODE-STAR GOLD INC. (“LSG”)

The Company’s mineral property interest was in a group of thirty-one claims known as the “Goldfield Bonanza Project” (the “Property”), in the State of Nevada. Pursuant to an option agreement dated October 14, 2014, as amended October 31, 2019 (“Option Agreement”), with LSG, the Company acquired an initial 20% undivided interest in and to the mineral claims owned by LSG and an option to earn a further 60% interest in the claims. LSG received 35,000,000 shares of the Company’s common stock and is its majority shareholder. Through a series of transactions with LSG during the year ended December 31, 2022, the Option Agreement was terminated and unpaid debt owing to LSG of $2,601,207 was converted into 70,302,906 shares of common stock.

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

No options are outstanding at September 30, 2024, and December 31, 2023.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

In addition to transactions with related parties discussed elsewhere in these financial statements, the following transactions occurred with related parties.

During the nine months period ended September 30,2024, Company’s majority shareholder provided additional funding of $ 44,824 to cover operating expenses of the Company. At September 30, 2024, the Company had amounts due to Company’s majority shareholder of $122,059, with no specific terms of repayment, and no accrued interest payable.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the period ended September 30, 2024 which are included above in Part I, Item 1.

	Three Months Ended September 30		Change
	2024	2023	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	12,285	8,844	3,441	39%
Operating Loss	(12,285)	(8,844)	(3,441)	39%
Other Income (Expense)	-	-	-
Net Loss	$(12,285)	$(8,844)	$(3,441)	39%

	Nine Months Ended September 30		Change
	2024	2023	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	34,552	40,447	(5,895)	-15%
Operating Loss	(34,552)	(40,447)	5,895	-15%
Other Income (Expense)	-	-	-
Net Loss	$(34,552)	$(40,447)	$5,895	-15%

Revenues

We had no operating revenues during the nine months ended September 30, 2024 and 2023. We recorded a net loss of $12,285 for the current quarter and have an accumulated deficit of $4,360,815.

Expenses

Notable year over year differences in expenses for the first quarter are as follows:

	Three Months Ended September 30		Change
	2024	2023	Amount	Percentage
	$	$	$
Consulting services	460	-	460	-100%
Corporate support services	-	466	(466)	-100%
Office, foreign exchange and sundry	6,126	764	5,362	702%
Professional fees	3,867	5,516	(1,649)	-30%
Transfer and filing fees	1,832	2,098	(266)	-13%

	Nine Months Ended September 30		Change
	2024	2023	Amount	Percentage
	$	$	$
Consulting services	1,386	-	1,386	-100%
Corporate support services	2,068	1,376	692	50%
Office, foreign exchange and sundry	3,014	2,480	534	22%
Professional fees	21,523	27,901	(6,378)	-23%
Transfer and filing fees	6,561	8,690	(2,129)	-24%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The decrease in expenses in the nine months ended September 30, 2024 is related to a decrease in office expenses from foreign exchange calculation, lower professional expenses for accounting and filing fees offset by an increase in corporate support and services.

Balance Sheets at September 30, 2024 and December 31, 2023

Items with notable period-end differences are as follows:

			Change
	September 30, 2024	December 31, 2023	Amount	Percentage
	$	$	$
Cash	3,575	2,474	1,101	45%
Accounts payable and accrued liabilities	5,518	14,689	(9,171)	-62%
Due to related parties and accrued interest	122,059	77,235	44,824	58%

The decrease in accrued liabilities is due to the audit fees accrual for 2023 at December 31, 2023. The increase in due to related party is due to the additional funding provided by Company’s majority shareholder to cover operating expenses.

Liquidity and Capital Resources

At September 30, 2024, our total assets were $3,575 and our total liabilities were $127,577. Our working capital deficiency at September 30, 2024, and December 31, 2023, and the changes between those dates were as follows:

			Change
	September 30, 2024	December 31, 2023	Amount	Percentage
	$	$	$
Current Assets	3,575	2,474	1,101	45%
Current Liabilities	127,577	91,924	35,653	39%
Working Capital Deficiency	(124,002)	(89,450)	(34,552)	39%

The increase in our working capital deficiency from December 31, 2023, to September 30, 2024, was due to cash outflow from operating activities which were funded by loans from related parties.

Cash Flows

	Nine Months Ended September 30		Change
	2024	2023	Amount	Percentage
	$	$	$
Cash Flows Provided by (Used In):
Operating Activities	(43,723)	(41,936)	(1,787)	4%
Financing Activities	44,824	45,926	(1,102)	-2%
Net Increase (Decrease) in Cash	1,101	3,990	(2,889)	-72%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the three months ended September 30, 2024.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2024.

LODE-STAR MINING INC.

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer	November 14, 2024
Mark Walmesley

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)