Form 10-K
period 2024-12-31
FinTrade Sherpa, Inc.
filed 2025-03-28
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Commission File Number: 000-53676

FINTRADE SHERPA, INC.
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 122,294,600 at March 28, 2025.

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

Unless the context otherwise requires, references in this Report to “LSM,” the “Company”, “we”, “us”, “our”, or “ours” refer to FinTrade Sherpa, Inc.

PART I.

ITEM 1.	BUSINESS

FinTrade Sherpa, Inc. (formerly Lode-Star Mining Inc.) (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are in Reno, Nevada. The Company was originally formed to acquire exploration stage natural resource properties.

In February 2025, the Company entered into an Asset Purchase Agreement, License Agreement, Software Development Agreement and Lock-up and Leak-Out Agreements associated with its business objective to develop an artificial intelligence powered financial research platform.

On February 14, 2025, the Company changed its name from Lode-Star Mining Inc. to FinTrade Sherpa, Inc. to align with its new business model.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,405,315 as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The “to be newly formed” management positions responsible for assessing and managing cybersecurity risks will be a Director of Cybersecurity and a Chief Information Officer ("CIO"), who will report directly to our CFO. Presently our CFO is undertaking the actions of both the Director of Cybersecurity and CIO. The CIO will be responsible for ensuring that we have a cybersecurity risk management program in place that is fully aligned with business requirements and strategy.

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

The high and low bid quotations of our common stock for the 2024 and 2023 quarters are as follows:

	2024		2023
Quarter Ended	High	Low	High	Low
March 31	$0.020	$0.020	$0.046	$0.005
June 30	$0.008	$0.024	$0.040	$0.0151
September 30	$0.024	$0.008	$0.020	$0.020
December 31	$0.008	$0.003	$0.020	$0.020

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

OTCQB

On December 31, 2024, we had 69 shareholders on record of our common stock.

Capitalization

Shares

Our authorized capital is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 par value per share.

At December 31, 2024, 120,937,442 (2023: 120,937,442) shares of common stock had been issued.

Stock Options

During the years ended December 31, 2024 and December 31, 2023 there were no stock options outstanding.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Securities Authorized for Issuance under Equity Compensation Plans

We reserved 10,000,000 shares of common stock for issuance under our 2016 Omnibus Equity Incentive Plan. The purpose of the Plan is to maintain our ability to attract and retain highly qualified and experienced directors, officers and consultants and to give such directors, officers and consultants a continued proprietary interest in our success. The Plan is available to any stockholder on request.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2024 and 2023, we had no subscriptions for shares of our common stock.

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

Intellectual Property

At the close of business at December 31, 2025 the Company did not have any intellectual property. As a subsequent event in February 2025, the Company entered into an Asset Purchase Agreement, License Agreement, Software Development Agreement and Lock-up and Leak-Out Agreement associated with its business objective to develop an artificial intelligence powered financial research platform.

On February 14, 2025, the Company changed its name from Lode-Star Mining Inc. to FinTrade Sherpa, Inc. to align with its new business model.

Personnel

We have no employees. Our president and CEO, our COO and our Corporate Secretary received no compensation in the years ended December 31, 2024 and 2023 for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary. See Item 10 for information regarding our officers and directors.

Results of Operations

The following comments on our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2024 which are included with this Report. See the “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report. We recorded net loss of $79,052 for the year ended December 31, 2024, have an accumulated deficit of $4,405,315 and have had no operating revenues. The possibility and timing of revenue being generated from our business is uncertain.

Revenues, Expenses and Net Loss

	Years Ended December 31		Increase/(Decrease)
	2024	2023	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	79,052	62,940	16,112	26%
Operating Loss	(79,052)	(62,940)	16,112	-26%
Net Income (Loss)	$(79,052)	$(62,940)	$16,112	-26%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The most significant drivers of the year over year change in net loss is an increase in office, foreign exchange and sundry of $8,847 and an increase in professional fees of $7,025.

Working Capital Deficiency

	December 31		Increase/(Decrease)
	2024	2023	Amount	Percentage
Current Assets	$1,175	$2,474	$(1,299)	-53%
Current Liabilities	169,677	91,924	(77,753)	-85%
Working Capital (Deficiency)	$(168,502)	$(89,450)	$(79,052)	88%

The most significant driver of the year-over-year change to our working capital deficiency is an increase in accounts payable and related party advances of current liabilities of $77,753 and a decrease in cash of $1,299.

Cash Flows

	December 31		Increase/(Decrease)
	2024	2023	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(68,968)	$(55,511)	$(13,457)	24%
Financing Activities	67,669	57,099	10,570	19%
Net increase (decrease) in cash	$(1,299)	$1,588	$(2,887)	-182%

As of the date of this report, we have yet to generate any revenues from our business operations. Our principal sources of working capital have been related party advances and funds received as subscriptions for our common stock. We have no assurance that we can successfully engage in any private sales of our securities or that we can obtain any additional loans.

Off-Balance Sheet Arrangements

As described in note 6 the Company entered into an Asset Purchase Agreement, License Agreement, Software Development Agreement and a Lock-up and Leak-out Agreements.

Asset Purchase Agreement

On February 14, 2025, the Company entered into an Asset Purchase Agreement whereby the Company agreed to purchase from a third-party (the “Seller”) rights, title, and interest in and to certain intellectual property, rights and derivative works, including improvements, modifications, creations and enhancements created by the Seller using artificial intelligence (“AI”) models. As consideration, the Company agreed to issue 227,000,000 common shares of the Company.

License Agreement

In connection with the Asset Purchase Agreement, the Company entered into a License Agreement that grants the Company an exclusive worldwide license to use certain AI technology. Under the License Agreement, the Company agreed to pay a total license fee of $440,000. Payable in monthly installments of $5,000. Upon payment in full, the license automatically converts into a perpetual, fully paid-up and irrevocable worldwide license.

Software Development Agreement

In connection with the Asset Purchase Agreement, the Company entered into an agreement with a group of software specialists to carry out certain software development activities on the Company’s behalf. In exchange for such services, the Company agreed to pay $123,000 within five days after the receipt by the Company of proceeds from equity financing of the Company from which the Company receives aggregate gross proceeds of not less than $200,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Lock-Up and Leak-Out Agreement

In connection with the Asset Purchase Agreement, the Company entered into Lock-Up and Leak-Out Agreement with the Seller on February 12, 2025 pursuant to which the Seller agreed not to sell or engage in similar transactions with respect to any common stock other than shares received pursuant to the Asset Purchase Agreement for a period of 180 days after the closing on February 14, 2025. After the expiration of such period, the Seller may transfer up to 20% of the shares received pursuant to the Asset Purchase Agreement every 60 days.

Debt Conversion Agreement

On February 14, 2025, the Company entered into a Debt Conversion Agreement with Lode-Star Gold Inc. (“LSG”), pursuant to which the Company and LSG settled aggregate debt of $169,645 owed by the Company to LSG through the conversion of the debt into 1,357,158 common shares of the Company.

Commitments

We do not have any commitments as of December 31, 2024 which are required to be disclosed in tabular form.

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

FINTRADE SHERPA, INC.

(FORMERLY LODE-STAR MINING INC.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fintrade Sherpa, Inc. (formerly Lode-Star Mining Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fintrade Sherpa, Inc. (the “Company”) as at December 31, 2023, and the related statements of operations and comprehensive loss, cash flows, and changes in stockholders’ deficiency for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over & financial reporting. As part of our audit, we are required to obtain an understanding of internal control over & financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over & financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments.

We have determined that there are no critical audit matters to communicate in our auditor’s report.

/s/ Smythe LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2017.

Vancouver, Canada

March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

FinTrade Sherpa, Inc. (formerly Lode-Star Mining Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of FinTrade Sherpa, Inc. (formerly Lode-Star Mining Inc.) (the “Company”), as of December 31, 2024, and the related statements of operations and comprehensive loss, cash flows, and changes in stockholders’ deficiency for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of FinTrade Sherpa Inc. (formerly Lode-Star Mining Inc.) as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenue and has incurred accumulated losses of $4,405,315 as of December 31, 2024. These events and conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We have determined that there are no critical audit matters to communicate in our auditor’s report.

We have served as the Company’s auditor since 2025.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 28, 2025

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)
BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS

Current assets
Cash	$1,175	$2,474
Total current assets	1,175	2,474

Total assets	$1,175	$2,474

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$24,773	$14,689
Due to related parties	144,904	77,235
Total current liabilities and total liabilities	169,677	91,924

STOCKHOLDERS’ DEFICIENCY

Capital Stock Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share Issued: 120,937,442 common shares and no preferred shares at December 31, 2024 and 2023	73,757	73,757
Additional Paid-In Capital	4,163,056	4,163,056
Accumulated Deficit	(4,405,315)	(4,326,263)
Total stockholders’ deficiency	(168,502)	(89,450)

Total liabilities and stockholders’ deficiency	$1,175	$2,474

The accompanying notes are an integral part of these financial statements.

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31
	2024	2023
Operating Expenses
Consulting services	$1,833	$1,855
Office, foreign exchange and sundry	11,478	2,631
Professional fees	54,692	47,667
Transfer and filing fees	11,049	10,787
Net loss and comprehensive loss for the year	$79,052	$62,940

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)
STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2024	2023
Operating Activities
Loss for the year	$(79,052)	$(62,940)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,084	7,429
Net cash used in operating activities	(68,968)	(55,511)

Financing Activities
Proceeds from advances – related party	67,669	57,099
Net cash provided by financing activities	67,669	57,099

Net Increase (Decrease) In Cash	(1,299)	1,588

Cash, Beginning of Year	2,474	886

Cash, End of Year	$1,175	$2,474

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	ACCUMULATED
	SHARES	VALUE	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2022	120,937,442	$73,757	$4,163,056	$(4,263,323)	$(26,510)

Net loss for the year	-	-	-	(62,940)	(62,940)

Balance, December 31, 2023	120,937,442	$73,757	$4,163,056	$(4,326,263)	$(89,450)

Net loss for the year	-	-	-	(79,052)	(79,052)

Balance, December 31, 2024	120,937,442	$73,757	$4,163,056	$(4,405,315)	$(168,502)

The accompanying notes are an integral part of these financial statements.

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

FinTrade Sherpa, Inc. (formerly Lode-Star Mining Inc.) (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are located in Reno, Nevada. The Company was originally formed for the purpose of acquiring exploration stage natural resource properties.

In February 2025, the Company entered into an Asset Purchase Agreement, License Agreement, Software Development Agreement and Lock-up and Leak-Out Agreements associated with its business objective to develop an artificial intelligence powered financial research platform (Note 6).

On February 14, 2025, the Company changed its name from Lode-Star Mining Inc. to FinTrade Sherpa, Inc. to align with its new business model.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to and to obtain additional financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,405,315 as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, to raise additional capital resources to successfully develop its new business opportunities. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Such adjustments could be material.

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

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

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

Cash consists of cash on deposit with high quality, major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2024 and 2023, the Company had no items that were cash equivalents.

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

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

f)	Basic and Diluted Earnings Per Share

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

h)	Stock-Based Compensation

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

i)	Related Party Transactions

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

j)	Recent Accounting Pronouncements

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

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 120,937,442 common shares and no preferred shares. During the years ended December 31, 2024 and December 31, 2023, the Company issued no common stock.

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

Stock Options

During the years ended December 31, 2024, and December 31, 2023, there are no stock options outstanding.

4.	RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

In addition to transactions with related parties discussed elsewhere in these financial statements the following transactions occurred with related parties.

At December 31, 2024, the Company had amounts due to related parties of $144,904 (2023: $77,235); with no specific terms of repayment, due to Lode Star Gold Inc., the Company’s majority shareholder, with no accrued interest payable.

5.	INCOME TAXES

A reconciliation of income tax benefit to the amount computed at the estimated rate of 21% is as follows:

	2024	2023
Expected income tax (expense) recovery	$12,300	$13,300
Adjustment for non-deductible amounts	-	-
Increase in valuation allowance	(12,300)	(13,300)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2024	2023
Deferred income tax assets
Net operating losses carried forward	$688,800	$676,600
Valuation allowance	(688,800)	(676,600)
	$-	$-

The Company has approximately $1,379,000 (2023: $1,379,000) in net operating losses carried forward which will expire between 2032 and 2037 if not utilized and approximately $1,901,100 (2022: $1,842,800) in net operating losses which will be carried forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

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

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

6.	SUBSEQUENT EVENTS

Asset Purchase Agreement

On February 14, 2025, the Company entered into an Asset Purchase Agreement whereby the Company agreed to purchase from a third-party (the “Seller”) rights, title, and interest in and to certain intellectual property, rights and derivative works, including improvements, modifications, creations and enhancements created by the Seller using artificial intelligence (“AI”) models. As consideration, the Company agreed to issue 227,000,000 common shares of the Company.

License Agreement

In connection with the Asset Purchase Agreement, the Company entered into a License Agreement that grants the Company an exclusive worldwide license to use certain AI technology. Under the License Agreement, the Company agreed to pay a total license fee of $440,000. Payable in monthly installments of $5,000. Upon payment in full, the license automatically converts into a perpetual, fully paid-up and irrevocable worldwide license.

Software Development Agreement

In connection with the Asset Purchase Agreement, the Company entered into an agreement with a group of software specialists to carry out certain software development activities on the Company’s behalf. In exchange for such services, the Company agreed to pay $123,000 within five days after the receipt by the Company of proceeds from equity financing of the Company from which the Company receives aggregate gross proceeds of not less than $200,000.

Lock-Up and Leak-Out Agreements

In connection with the Asset Purchase Agreement, the Company entered into Lock-Up and Leak-Out Agreements with the associated parties of the agreements on February 12, 2025 the parties agreed not to sell or engage in similar transactions with respect to any common stock other than shares received pursuant to the Asset Purchase Agreement for a period of 180 days after the closing on February 14, 2025. After the expiration of such period, the parties may transfer up to 20% of the shares received pursuant to the Asset Purchase Agreement every 60 days.

Debt Conversion Agreement

On February 14, 2025, the Company entered into a Debt Conversion Agreement with Lode-Star Gold Inc. (“LSG”), pursuant to which the Company and LSG settled aggregate debt of $169,645 owed by the Company to LSG through the conversion of the debt into 1,357,158 common shares of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements regarding accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the year ended December 31, 2024 were audited by Davidson & Company LLP. Financial statements for the year ended December 31, 2023, included in this report have been audited by Smythe LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. As a result of the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive concluded that, as of December 31, 2024, our internal control over financial reporting was not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented. As a result of the size of the current organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this report, the names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position
Mark Walmesley	67	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director and Secretary

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

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director and Secretary for all services rendered in all capacities to us during our fiscal years ended December 31, 2024 and 2023. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

	Years Ended		Option	All Other
Name and Principal Position	December 31	Salary	Awards	Compensation	Total
		($)	($)	($)	($)

Mark Walmesley, CEO (1)	2024	-	-	-	-
	2023	-	-	-	-

ITEM 11.	EXECUTIVE COMPENSATION (Continued)

(1)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

On February 14, 2017 Mr. Walmesley was granted 5,000,000 non-qualified stock options pursuant to our Equity Incentive Plan, with 25% vesting immediately and a further 25% vesting every six months thereafter for eighteen months. Each option is exercisable into one share of the Company’s common stock at a price of $0.06 per share, equal to the closing price of the common stock on the grant date, for a term of five years. The options had an estimated grant date fair value of $290,640 based on fair value estimates determined using the Black-Scholes option pricing model. At December 31, 2024, the options have expired with no activity.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, we had no unvested stock awards held by the named executive officers, which are part of the option awards described in the table notes above.

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

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2024. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	8,710,545	7.20%

Lode Star Gold INC. (4)	97,829,918	80.89%

Lonnie S. Humphries Non-Exempt Trust (4)	200,000	0.17%

Lonnie S. Humphries	2,500,583	2.07%

1)	Unless otherwise indicated, the address of all named persons is 1 East Liberty Street, Suite 600, Reno, NV 89501

2)	Based on 120,937,442 shares of our common stock issued and outstanding as of December 31, 2024.

3)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

4)	The person with investment and dispositive authority is Lonnie Humphries.

Changes in Control

As of the date of this report, we are not aware of any arrangements that are not already described in this report, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2024, the following amounts were due to related parties:

The Company owed to Lode Star Gold, Inc:

$149,904 (2023: $77,235) with no specific terms of repayment, with no accrued interest payable.

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

2024	$36,225	Smythe LLP
2023	$39,365	Smythe LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2024	$0	Smythe LLP
2023	$0	Smythe LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2024	$0	Smythe LLP
2023	$0	Smythe LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2024	$0	Smythe LLP
2023	$0	Smythe LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2025.

FINTRADE SHERPA, INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 28, 2025
Mark Walmesley