Form 10-Q
period 2025-03-31
FinTrade Sherpa, Inc.
filed 2025-05-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

FINTRADE SHERPA, INC.

(Exact name of registrant as specified in its charter)

nevada	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 122,294,600 at May 14, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINTRADE SHERPA, INC.
(FORMERLY LODE-STAR MINING INC.)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

FINTRADE SHERPA, INC.
(FORMERLY LODE-STAR MINING INC.)

BALANCE SHEETS

(Unaudited)

	31-Mar	31-Dec
	2025	2024
ASSETS

Current assets
Cash	$800	$1,175
Total current assets and total assets	800	1,175

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$128,590	$24,773
Due to related parties	24,179	144,904
Total current liabilities and total liabilities	152,769	169,677

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share Issued: 122,294,600 common shares and no preferred shares at March 31, 2025 120,937,442 common shares and no preferred shares at December 31, 2024	73,926	73,757
Additional Paid-In Capital	4,332,532	4,163,056
Accumulated Deficit	(4,558,427)	(4,405,315)
Total stockholders’ deficiency	(151,969)	(168,502)

Total liabilities and stockholders’ deficiency	$800	$1,175

The accompanying notes are an integral part of these unaudited interim financial statements.

FINTRADE SHERPA, INC.
(FORMERLY LODE-STAR MINING INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2025	2024
Operating Expenses
Consulting services	$980	$-
Corporate support services	-	466
Office, foreign exchange and sundry	102	(3,459)
Professional fees	147,036	8,749
Transfer and filing fees	4,994	3,118
Net loss and comprehensive loss for the period	$153,112	8,874

Basic And Diluted Net Loss Per Common Share	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	121,600,941	120,937,442

The accompanying notes are an integral part of these unaudited interim financial statements.

FINTRADE SHERPA, INC.
(FORMERLY LODE-STAR MINING INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2025	2024
Operating Activities
Net loss for the period	$(153,112)	$(8,874)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	103,817	4,672
Net cash used in operating activities	(49,295)	(4,202)

Financing Activities
Proceeds from loans payable – related party	48,920	3,626
Net cash provided by financing activities	48,920	3,626

Net Increase (Decrease) In Cash	(375)	(576)

Cash, Beginning of Period	1,175	2,474

Cash, End of Period	$800	$1,898

Non-cash transactions
Shares issued to shareholder to settle debt	$169,645	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

FINTRADE SHERPA, INC.
(FORMERLY LODE-STAR MINING INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	ACCUMULATED
	SHARES	VALUE	CAPITAL	DEFICIT	TOTAL
Balance, January 1, 2024	120,937,442	$73,757	$4,163,056	$(4,326,263)	$(89,450)

Net loss for the period	-	-	-	(8,874)	(8,874)

Balance, March 31, 2024	120,937,442	$73,757	$4,163,056	$(4,335,137)	$(98,324)

Balance, January 1, 2025	120,937,442	$73,757	$4,163,056	$(4,405,315)	$(168,502)

Shares issued to shareholder to settle debt	1,357,158	169	169,476	-	169,645

Net loss for the period	-	-	-	(153,112)	(153,112)

Balance, March 31, 2025	122,294,600	$73,926	$4,332,532	$(4,558,427)	$(151,969)

The accompanying notes are an integral part of these unaudited interim financial statements.

FINTRADE SHERPA, INC.

(FORMERLY LODE-STAR MINING INC.)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

FinTrade Sherpa, Inc. (formerly Lode-Star Mining Inc.) (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are in Reno, Nevada. The Company was originally formed to acquire exploration stage natural resource properties.

In February 2025, the Company entered into an Asset Purchase Agreement, License Agreement, Software Development Agreement and Lock-up and Leak-Out Agreements associated with its business objective to develop an artificial intelligence powered financial research platform (Note 3).

On February 14, 2025, the Company changed its name from Lode-Star Mining Inc. to FinTrade Sherpa, Inc. to align with its new business model.

The Company is currently developing software to launch into its market space.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying unaudited interim financial statements, the Company has had no revenue and has incurred accumulated losses of $4,558,427 as of March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, to identify new business opportunities and raise additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence, such adjustments could be material.

Basis of Presentation

The unaudited interim financial information reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the year ended December 31, 2024, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2024, have been omitted. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of results for the entire year ending December 31, 2025.

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

FINTRADE SHERPA, INC.

(FORMERLY LODE-STAR MINING INC.)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

3.	ASSET PURCHASE AGREEMENT

Asset Purchase Agreement

On February 14, 2025, the Company entered into an Asset Purchase Agreement whereby the Company agreed to purchase from a third-party (the “Seller”) rights, title, and interest in and to certain intellectual property, rights and derivative works, including improvements, modifications, creations and enhancements created by the Seller using artificial intelligence (“AI”) models. As consideration, the Company agreed to issue 227,000,000 common shares of the Company. At March 31, 2025, the transaction has not closed and no shares have been issued in connection with the asset purchase agreement.

License Agreement

In connection with the Asset Purchase Agreement, the Company entered into a License Agreement that grants the Company an exclusive worldwide license to use certain AI technology. Under the License Agreement, the Company agreed to pay a total license fee of $440,000. Payable in monthly installments of$5,000. Upon payment in full, the license automatically converts into a perpetual, fully paid-up and irrevocable worldwide license. As at March 31, 2025, the Company has not made any monthly installments

Software Development Agreement

In connection with the Asset Purchase Agreement, the Company entered into an agreement with a group of software specialists to carry out certain software development activities on the Company’s behalf. In exchange for such services, the Company agreed to pay $123,000 within five days after the receipt by the Company of proceeds from equity financing of the Company from which the Company receives aggregate gross proceeds of not less than $200,000. As at March 31, 2025, no amounts have been paid.

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

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 122,294,600 common shares and no preferred shares.

Options

No options are outstanding at March 31, 2025, and December 31, 2024.

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

At March 31, 2025, the Company had amounts due to related parties of $24,179; with no specific terms of repayment, due to the Company’s majority shareholder and president, with no accrued interest payable.

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

Asset Purchase Agreement

On February 14, 2025, the Company entered into an Asset Purchase Agreement whereby the Company agreed to purchase from a third-party (the “Seller”) rights, title, and interest in and to certain intellectual property, rights and derivative works, including improvements, modifications, creations and enhancements created by the Seller using artificial intelligence (“AI”) models. As consideration, the Company agreed to issue 227,000,000 common shares of the Company. At March 31, 2025, the transaction has not closed and no shares have been issued in connection with the asset purchase agreement.

 License Agreement

 In connection with the Asset Purchase Agreement, the Company entered into a License Agreement that grants the Company an exclusive worldwide license to use certain AI technology. Under the License Agreement, the Company agreed to pay a total license fee of $440,000. Payable in monthly installments of $5,000. Upon full payment, the license automatically converts into a perpetual, fully paid-up and irrevocable worldwide license. As at March 31, 2025, the Company has not made any monthly installments.

 Software Development Agreement

 In connection with the Asset Purchase Agreement, the Company entered into an agreement with a group of software specialists to carry out certain software development activities on the Company’s behalf. In exchange for such services, the Company agreed to pay $123,000 within five days after the receipt by the Company of proceeds from equity financing of the Company from which the Company receives aggregate gross proceeds of not less than $200,000.  As at March 31, 2025, no amounts have been paid.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the period ended March 31, 2025 which are included above in Part I, Item 1.

	Three Months Ended March 31		Change
	2025	2024	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	153,112	8,874	144,238	1625%
Operating Loss	(153,112)	(8,874)	(144,238)	1625%
Other Income (Expense)	-	-	-
Net Loss	$(153,112)	$(8,874)	$(144,238)	1625%

Revenues

We had no operating revenues during the three months ended March 31, 2025 and 2024. We recorded a net loss of $153,112 for the current quarter and have an accumulated deficit of $4,558,427.

Expenses

Notable year over year differences in expenses for the first quarter are as follows:

	Three Months Ended March 31		Change
	2025	2024	Amount	Percentage
	$	$	$
Consulting	980	-	(980)	-100%
Corporate support services	-	466	466	100%
Office, foreign exchange and sundry	102	(3,459)	(3,561)	103%
Professional fees	147,036	8,749	(138,287)	-1581%
Transfer and filing fees	4,994	3,118	(1,876)	-60%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase in the first quarter of 2025 is related to higher professional expenses for accounting and legal fees offset by a gain in foreign exchange fees.

Balance Sheets at March 31, 2025, and December 31, 2024

Items with notable period-end differences are as follows:

			Change
	March 31, 2025	December 31, 2024	Amount	Percentage
	$	$	$
Cash	800	1,175	375	32%
Accounts payable and accrued liabilities	128,590	24,773	(103,817)	-419%
Due to related parties and accrued interest	24,179	144,904	120,725	83%

The increase in accounts payable is due to professional expenses incurred for accounting and legal fees offset with lower related parties payable due to the conversion of debt to shares.

Liquidity and Capital Resources

At March 31, 2025, our total assets were $800 and our total liabilities were $152,769. Our working capital deficiency at March 31, 2025, and December 31, 2024, and the changes between those dates were as follows:

			Increase/(Decrease)
	March 31, 2025	December 31, 2024	Amount	Percentage
	$	$	$
Current Assets	800	1,175	(375)	-32%
Current Liabilities	152,769	169,677	(16,908)	-10%
Working Capital Deficiency	(151,969)	(168,502)	16,533	-10%

The decrease in our working capital deficiency from December 31, 2024, to March 31, 2025, was due to cash outflow from operating activities.

Cash Flows
	Three Months Ended March 31		Increase/(Decrease)
	2025	2024	Amount	Percentage
	$	$	$
Cash Flows Provided by (Used In):
Operating Activities	(49,295)	(4,202)	(45,093)	1073%
Financing Activities	48,920	3,626	45,294	1249%
Net Increase (Decrease) in Cash	(375)	(576)	201	-35%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. Our business is subject to risks inherent in the establishment of a new business enterprise, including, without limitation, the items listed in Item 1A RISK FACTORS in our report filed on Form 10-K for the year ended December 31, 2024.

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

We had no unregistered sales of securities during the three months ended March 31, 2025.

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

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer	May 14, 2025
Mark Walmesley

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)