Form 10-Q
period 2025-06-30
FinTrade Sherpa, Inc.
filed 2025-08-14
CIK 1319643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53676

FINTRADE SHERPA, INC.

(Exact name of registrant as specified in its charter)

nevada	47-4347638
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 124,054,600 at August 14, 2025.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINTRADE SHERPA, INC.
(FORMERLY LODE-STAR MINING INC.)

INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

FINTRADE SHERPA, INC.
(FORMERLY LODE-STAR MINING INC.)

BALANCE SHEETS
(Unaudited)

	June 30	December 31,
	2025	2024
ASSETS

Current assets
Cash	$1,932	$1,175
Total current assets and total assets	1,932	1,175

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$141,762	$24,773
Due to related parties	29,577	144,904
Total current liabilities and total liabilities	171,339	169,677

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share Issued: 122,294,600 common shares and no preferred shares at June 30, 2025 120,937,442 common shares and no preferred shares at December 31, 2024	73,926	73,757
Additional Paid-In Capital	4,352,532	4,163,056
Accumulated Deficit	(4,595,865)	(4,405,315)
Total stockholders’ deficiency	(169,407)	(168,502)

Total liabilities and stockholders’ deficiency	$1,932	$1,175

The accompanying notes are an integral part of these unaudited interim financial statements.

FINTRADE SHERPA, INC.
(FORMERLY LODE-STAR MINING INC.)

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
Operating Expenses
Consulting services	$630	$926	$1,610	$926
Corporate support services	-	1,602	-	2,068
Office, foreign exchange and sundry	(391)	647	(289)	(2,812)
Professional fees	25,176	8,907	172,212	17,656
Transfer and filing fees	12,023	1,611	17,017	4,729
Net loss and comprehensive loss for the period	$37,438	$13,693	$190,550	$22,567

Net Loss and Comprehensive Loss For The Period	$37,438	$13,693	$190,550	$22,567

Basic And Diluted Net Loss Per Common Share	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	121,600,941	120,937,442	120,937,442	120,937,442

The accompanying notes are an integral part of these unaudited interim financial statements.

FINTRADE SHERPA, INC.
(FORMERLY LODE-STAR MINING INC.)

STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2025	2024
Operating Activities
Net loss for the period	$(190,550)	$(22,567)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	116,989	(14,223)
Net cash used in operating activities	(73,561)	(36,790)

Financing Activities
Stock subscribed	20,000	-
Proceeds from loans payable – related party	54,318	38,224
Net cash provided by financing activities	74,318	38,224

Net Increase (Decrease) In Cash	757	1,434

Cash, Beginning of Period	1,175	2,474

Cash, End of Period	$1,932	$3,908

Non-cash transactions
Shares issued to shareholder to settle debt	$169,645	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

FINTRADE SHERPA, INC.
(FORMERLY LODE-STAR MINING INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	ACCUMULATED
	SHARES	VALUE	CAPITAL	DEFICIT	TOTAL
Balance, January 1, 2024	120,937,442	$73,757	$4,163,056	$(4,326,263)	$(89,450)

Net loss for the period	-	-	-	(8,874)	(8,874)

Balance, March 31, 2024	120,937,442	$73,757	$4,163,056	$(4,335,137)	$(98,324)

Net loss for the period	-	-	-	(13,693.00)	(13,693)

Balance, June 30, 2024	120,937,442	$73,757	$4,163,056	$(4,348,830)	$(112,017)

Balance, January 1, 2025	120,937,442	$73,757	$4,163,056	$(4,405,315)	$(168,502)

Shares issued to shareholder to settle debt	1,357,158	169	169,476	-	169,645

Net loss for the period	-	-	-	(153,112)	(153,112)

Balance, March 31, 2025	122,294,600	$73,926	$4,332,532	$(4,558,427)	$(151,969)

Shares to be issued	-	-	20,000	-	20,000

Net loss for the period	-	-	-	(37,438)	(37,438)

Balance, June 30, 2025	122,294,600	$73,926	$4,352,532	$(4,595,865)	$(169,407)

The accompanying notes are an integral part of these unaudited interim financial statements.

FINTRADE SHERPA, INC.

(FORMERLY LODE-STAR MINING INC.)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to establish a business and to obtain new financing to execute its business plan. As shown in the accompanying unaudited interim financial statements, the Company has had no revenue and has incurred accumulated losses of $4,595,865 as of June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, to identify new business opportunities and raise additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence, such adjustments could be material.

Basis of Presentation

The unaudited interim financial information reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended December 31, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the year ended December 31, 2024, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosures, which would substantially duplicate the disclosures contained in the Company’s financial statements for the fiscal year ended December 31, 2024, have been omitted. The results of operations for the six months ended June, 2025, are not necessarily indicative of results for the entire year ending December 31, 2025.

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

Asset Purchase Agreement

On February 14, 2025, the Company entered into an Asset Purchase Agreement whereby the Company agreed to purchase from a third-party (the “Seller”) rights, title, and interest in and to certain intellectual property, rights and derivative works, including improvements, modifications, creations and enhancements created by the Seller using artificial intelligence (“AI”) models. As consideration, the Company agreed to issue 227,000,000 common shares of the Company. At June 30, 2025, the transaction has not closed, and no shares have been issued in connection with the asset purchase agreement. The Company closed the transaction in late July and will distribute shares shortly thereafter.

FINTRADE SHERPA, INC.

(FORMERLY LODE-STAR MINING INC.)

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

License Agreement

In connection with the Asset Purchase Agreement, the Company entered into a License Agreement that grants the Company an exclusive worldwide license to use certain AI technology. Under the License Agreement, the Company agreed to pay a total license fee of $440,000. Payable in monthly installments of $5,000. Upon payment in full, the license automatically converts into a perpetual, fully paid-up and irrevocable worldwide license. As at June 30, 2025, the Company has not made any monthly installments.

The Company received funding on July 25, 2025 and has commenced its development regimen.

Software Development Agreement

In connection with the Asset Purchase Agreement, the Company entered into an agreement with a group of software specialists to carry out certain software development activities on the Company’s behalf. In exchange for such services, the Company agreed to pay $123,000 within five days after the receipt by the Company of proceeds from equity financing of the Company from which the Company receives aggregate gross proceeds of not less than $200,000. As at June 30, 2025, no amounts have been paid.

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

Capitalization

The authorized capital of the Company is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The Company reserved 10,000,000 shares of common stock for issuance under its 2016 Omnibus Equity Incentive Plan. The Company has issued 124,054,600 common shares and no preferred shares.

Subsequent to June 30, 2025, the Company issued 1,760,000 common shares for gross proceeds of $220,000, of which $20,000 was received prior to period end.

Options

No options are outstanding at June 30, 2025, and December 31, 2024.

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

At June 30, 2025, the Company had amounts due to related parties of $29,577, with no specific terms of repayment, due to the Company’s majority shareholder and president, with no accrued interest payable.

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

New Business

As at July 25th, 2025, subsequent to the period ended June 30, 2025, the Company received $220,000 in funding to proceed with the work commitment contained in the Asset Purchase Agreement dated February 14, 2025. Key personnel changed and share distribution of 227,000,000 to the parties is in the process of being finalized.

Asset Purchase Agreement

On February 14, 2025, the Company entered into an Asset Purchase Agreement whereby the Company agreed to purchase from a third-party (the “Seller”) rights, title, and interest in and to certain intellectual property, rights and derivative works, including improvements, modifications, creations and enhancements created by the Seller using artificial intelligence (“AI”) models. As consideration, the Company agreed to issue 227,000,000 common shares of the Company. At June 30, 2025, the transaction has not closed, and no shares have been issued in connection with the asset purchase agreement.

 License Agreement

 In connection with the Asset Purchase Agreement, the Company entered into a License Agreement that grants the Company an exclusive worldwide license to use certain AI technology. Under the License Agreement, the Company agreed to pay a total license fee of $440,000. Payable in monthly installments of $5,000. Upon full payment, the license automatically converts into a perpetual, fully paid-up and irrevocable worldwide license. As at June 30, 2025, the Company has not made any monthly installments.

 Software Development Agreement

 In connection with the Asset Purchase Agreement, the Company entered into an agreement with a group of software specialists to carry out certain software development activities on the Company’s behalf. In exchange for such services, the Company agreed to pay $123,000 within five days after the receipt by the Company of proceeds from equity financing of the Company from which the Company receives aggregate gross proceeds of not less than $200,000.  As at June 30, 2025, no amounts have been paid.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the period ended June 30, 2025 which are included above in Part I, Item 1.

	Three Months Ended June 30		Change
	2025	2024	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	37,438	13,693	23,745	173%
Operating Loss	(37,438)	(13,693)	(23,745)	173%
Other Income (Expense)	-	-	-
Net Loss	$(37,438)	$(13,693)	(23,745)	173%

	Six Months Ended June 30		Change
	2025	2024	Amount	Percentage
Revenue	$-	$-	$-
Operating Expenses	190,550	22,567	167,983	744%
Operating Loss	(190,550)	(22,567)	(167,983)	744%
Other Income (Expense)	-	-	-
Net Loss	$(190,550)	$(22,567)	$(167,983)	744%

Revenues

We had no operating revenues during the six months ended June 30, 2025 and 2024. We recorded a net loss of $37,438 for the current quarter and have an accumulated deficit of $4,595,865.

Expenses

Notable year over year differences in expenses for the first quarter are as follows:

	Three Months Ended March 31		Change
	2025	2024	Amount	Percentage
	$	$	$
Consulting	630	-	(630)	-100%
Corporate support services	-	1,602	1,602	100%
Office, foreign exchange and sundry	(391)	647	1,038	160%
Professional fees	25,176	8,907	(16,269)	-183%
Transfer and filing fees	12,023	1,611	(10,412)	-646%

	Six Months Ended June 30		Change
	2025	2024	Amount	Percentage
	$	$	$
Consulting	1,610	926	(684)	-42%
Corporate support services	-	2,068	2,068	-
Office, foreign exchange and sundry	(289)	(2,812)	(2,523)	873%
Professional fees	172,212	17,656	(154,556)	-90%
Transfer and filing fees	17,017	4,729	(12,288)	-72%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase in the first quarter of 2025 is related to higher professional and filing expenses for accounting and legal fees.

Balance Sheets at June 30, 2025, and December 31, 2024

Items with notable period-end differences are as follows:

			Change
	June 30, 2025	December 31, 2024	Amount	Percentage
	$	$	$
Cash	1,932	1,175	(757)	-64%
Accounts payable and accrued liabilities	141,762	24,773	(116,989)	-472%
Due to related parties and accrued interest	29,577	144,904	115,327	80%

The increase in accounts payable is due to professional expenses incurred for accounting and legal fees offset with lower related parties payable due to the conversion of debt to shares.

Liquidity and Capital Resources

At June 30, 2025, our total assets were $1,932 and our total liabilities were $171,339. Our working capital deficiency at June 30, 2025, and December 31, 2024, and the changes between those dates were as follows:

			Increase/(Decrease)
	June 30, 2025	December 31, 2024	Amount	Percentage
	$	$	$
Current Assets	1,932	1,175	757	64%
Current Liabilities	171,339	169,677	1,662	1%
Working Capital Deficiency	(169,407)	(168,502)	(905)	1%

The decrease in our working capital deficiency from December 31, 2024, to June 30, 2025, was due to cash outflow from operating activities.

	Six Months Ended June 30		Increase/(Decrease)
	2025	2024	Amount	Percentage
	$	$	$
Cash Flows Provided by (Used In):
Operating Activities	(73,561)	(36,790)	(36,771)	100%
Financing Activities	74,318	38,224	36,094	94%
Net Increase (Decrease) in Cash	757	1,434	(677)	-47%

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. Given the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of securities during the three months ended June 30, 2025.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of July 2025.

FINTRADE SHERPA, INC. (FORMERLY LODE-STAR MINING INC.)

BY	“Mark Walmesley”
Mark Walmesley
President, Principal Executive Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer	August 14, 2025
Mark Walmesley

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)