Form 10-K
period 2025-12-31
FinTrade Sherpa, Inc.
filed 2026-03-31
CIK 1319643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 351,054,600 at March 30, 2026.

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

Asset Purchase Agreement

On February 12, 2025, Lode-Star Mining Inc., a Nevada corporation (the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Tarka L’Herpiniere (the “Seller”), pursuant to which the Company agreed to purchase from the Seller all of Seller’s rights, title and interest in and to certain [intellectual property, rights and derivative works, including improvements, modifications, creations and enhancements created by Seller using AI models licensed from Predictive Technology, LLC, a Colorado limited liability company (“Predictive”), relating to software and technology (collectively, the “Purchased Assets”). As consideration for the purchase of the Purchased Assets, the Company agreed to issue 227,000,000 shares of common stock, par value $0.001 per share (“Common Stock”), of the Company to the Seller, or any person designated by the Seller (each, a “Designee” and collectively, the “Designees”), provided that such Designee completes and duly executes and delivers to the Company an investor questionnaire that, among other things, certifies that such Designee is an “accredited investor” under Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms and conditions of the Asset Purchase Agreement, the Company agreed to provide “piggyback” registration rights to Seller and each Designee for a period of 12 months commencing on the Closing Date (as defined below) with respect to the shares issued pursuant to the Asset Purchase Agreement. A copy of which is attached hereto as Exhibit 10.12 and incorporated herein by reference.

At December 31, 2025, no shares had been issued in connection with the asset purchase agreement.

As a subsequent event to this filing, on January 23, 2026, the Company issued all 227,000,000 shares of its common stock effectively closing this transaction.

License Agreement

In connection with the Asset Purchase Agreement, on the Closing Date, the Company entered into a License Agreement (the “License Agreement”) with Predictive, pursuant to which Predictive granted the Company an exclusive worldwide license to use certain artificial intelligence technology owned by Predictive in connection with the further development of Alpha-Optimus (the “Licensed Technology”). Under the License Agreement, the Company agreed to pay a total fee of $440,000 for the Licensed Technology (the “License Fee”), payable in monthly installments of $5,000 due on the 1st business day of each month. Upon payment in full of the License Fee, the License shall automatically convert into a perpetual, fully paid-up and irrevocable worldwide license to the Licensed Technology. A copy of which is attached hereto as Exhibit 10.13 and incorporated herein by reference. The Company commenced license payments on August 4, 2025. As at December 31, 2025, the Company paid $10,000 and postponed monthly installments while the Company develops the overlaying software. For the months October and beyond, both parties agreed to suspend fees until such time as the software was able to be launched.

Arcterix Agreement

In connection with the Asset Purchase Agreement, on the Closing Date, the Company entered into an agreement with Arcterix, SARL (“Arcterix”), a group of software specialists, pursuant to which Arcterix will carry out certain software development activities on the Company’s behalf with respect to the further development of Alpha-Optimus (the “Arcterix Agreement”). In exchange for such services, the Company agreed to pay Arcterix $123,000 within five days after the receipt by the Company of proceeds from an equity financing of the Company from which the Company receives aggregate gross proceeds of not less than $200,000.

The foregoing description of the Arcterix Agreement is qualified in its entirety by the full text of the Arcterix Agreement, a copy of which is attached hereto as Exhibit 10.14 and incorporated herein by reference.

On August 7, 2025 the Company issued 1,760,000 of its common stock and received $220,000 to which these funds were utilized for its Alpha-Optimus AI software development and other ongoing business expenses.

For the year 2025 the Company developed the majority of its Alpha-Optimus software. This software focuses on providing innovative AI driven research solutions and market intelligence tools for retail and institutional investors. Our mission is to democratize institutional grade financial research by making sophisticated AI driven market analysis accessible to investors, financial professionals and institutions worldwide through our AI Alpha Optimus platform.

Phase 1 development, Alpha-Optimus core features include:

1.	AI-Powered Predictions: Alpha-Optimus is expected to deliver AI-driven forecasts on stock movements, backed by historical data and complex analytical models.

2.	Subscription-Based Model: The Company plans to structure Alpha-Optimus using a tiered subscription model, catering to various levels of market participants—from retail investors to institutional clients. Subscription tiers are expected to range from the basic “Freemium” level, which are expected to offer limited access, to more advanced plans such as “Premium Plus” and “Premium Ultra,” which are expected to offer in-depth predictions and insights into global stock markets.

Subsequent to this filing, the Company has beta launched its Alpha-Optimus AI-powered financial research platform to certain individuals and institutions for testing. The Company looks forward to rapidly deploying Alpha-Optimus later in the first to second quarter of 2026.

Lock-Up and Leak-Out Agreement

In connection with the Asset Purchase Agreement, the Company entered into Lock-Up and Leak-Out Agreements (the “Leak-Out Agreements”) with the Seller on February 12, 2025 and with the Designees beginning on February 12, 2025, pursuant to which the Seller and the Designees agreed not to sell or engage in similar transactions with respect to any Common Stock other than shares received pursuant to the Asset Purchase Agreement for a period of 180 days after the Closing. The Seller and the Designees also agreed pursuant to the Leak-Out Agreements not to sell or engage in similar transactions with respect to shares received pursuant to the Asset Purchase Agreement for a period commencing on the execution of the Leak-Out Agreement and ending on the earlier of 180 days after the Closing and the effective time of a registration statement filed by the Company to register shares pursuant to the piggyback registration rights described above. After the expiration of such period, the Seller and the Designees may transfer up to 20% of the shares received pursuant to the Asset Purchase Agreement every 60 days.

The foregoing description of the Leak-Out Agreements is qualified in its entirety by the full text of the Leak-Out Agreements, a copy of the form of which is attached hereto as Exhibit 10.15 and incorporated herein by reference.

Debt Conversion Agreement

In connection with the consummation of the Transactions, on the Closing Date, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Lode-Star Gold Inc. (“LSG”), pursuant to which the Company and LSG settled aggregate debt of $169,644.71 owed by the Company to LSG through the conversion of the debt into 1,357,158 shares of Common Stock.

The foregoing description of the Debt Conversion Agreement is qualified in its entirety by the full text of the Debt Conversion Agreement, a copy of which is attached hereto as Exhibit 10.16 and incorporated herein by reference.

Indemnification Agreement

In connection with the consummation of the Transactions, on the Closing Date, the Company entered into an Indemnification Agreement (the “Indemnification Agreement”) with Mark Walmesley, the Company’s sole director and officer, providing for, among other things, reimbursement for any losses he may incur in legal proceedings related to his service as a director and/or officer, and the advancement of funds to him to pay any expenses in connection with such proceedings as they are incurred.

The foregoing description of the Indemnification Agreement is qualified in its entirety by the full text of the Indemnification Agreement, a copy of which is attached hereto as Exhibit 10.17 and incorporated herein by reference.

Prior History

We were incorporated on December 9, 2004 under the laws of the State of Nevada, under the name International Gold Corp. with a view to engage in the acquisition and exploration of mining properties. On May 12, 2015, we changed our name to Lode-Star Mining Inc. by effecting a merger with a wholly-owned subsidiary.

On October 4, 2014, we executed a Mineral Option Agreement (“Option Agreement”) with LSG, pursuant to which we acquired the exclusive option to earn up to an 80% undivided interest in and to certain property located in the district of Goldfield in the State of Nevada (the “Goldfield Bonanza Property”). As a closing condition to the Option Agreement, we were subsequently acquired by LSG through a Subscription Agreement, dated December 5, 2014, pursuant to which we issued 35,000,000 shares of Common Stock to LSG in exchange for an undivided 20% beneficial interest in and to the mineral claims owned by LSG in the State of Nevada. The Subscription Agreement constituted a reverse acquisition, and resulted in LSG taking control of the Company as our largest shareholder. On January 14, 2022, the Company entered into a Settlement and Termination Agreement (the “Settlement Agreement”) with LSG, which provided for the immediate termination of the Option Agreement, the forgiveness by LSG of all amounts owing by the Company to LSG thereunder, which included approximately $2.224 million in accrued, unpaid penalty and other payments, and the return to LSG of the Company’s 20% undivided interest in and to the Property. The Settlement Agreement also included a broad mutual release. However, LSG was not required under the Settlement Agreement to surrender any portion of the 35,000,000 shares of the Company’s Common Stock that LSG previously received in consideration for selling the Company its initial 20% interest in and to the Property.

The Company was unsuccessful in developing revenue from its mining operations, experiencing losses since its inception. The Company’s directors and officers recognized that the Company’s continued existence depended upon developing a new business.

Description of Business

Upon the closing of the Transactions, the Company acquired the Purchased Assets and changed its name to “FinTrade Sherpa, Inc.” Utilizing the Purchased Assets, the Company’s business is to further develop a financial technology (“FinTech”) product that, among other things, leverages the power of AI to provide predictive analytics for a variety of financial instruments in various financial markets. Upon development of Alpha-Optimus to a state that the Company deems appropriate, the Company intends to market and commercialize Alpha-Optimus directly to customers and/or through reselling strategic partners.

For the year 2025 the Company developed the majority of its Alpha-Optimus software. This software focuses on providing innovative AI driven research solutions and market intelligence tools for retail and institutional investors. Our mission is to democratize institutional grade financial research by making sophisticated AI driven market analysis accessible to investors, financial professionals and institutions worldwide through our AI Alpha Optimus platform.

Subsequent to this filing, the Company has beta launched its Alpha-Optimus AI-powered financial research platform to certain individuals and institutions for testing. The Company looks forward to rapidly deploying Alpha-Optimus later in the first to second quarter of 2026.

Phase 1 development, Alpha-Optimus core features include:

AI-Powered Predictions: Alpha-Optimus is expected to deliver AI-driven forecasts on stock movements, backed by historical data and complex analytical models.

Subscription-Based Model: The Company plans to structure Alpha-Optimus using a tiered subscription model, catering to various levels of market participants—from retail investors to institutional clients. Subscription tiers are expected to range from the basic “Freemium” level, which are expected to offer limited access, to more advanced plans such as “Premium Plus” and “Premium Ultra,” which are expected to offer in-depth predictions and insights into global stock markets.

Subsequent to this filing, the Company has beta launched its Alpha-Optimus AI-powered financial research platform to certain individuals and institutions for testing. The Company looks forward to rapidly deploying Alpha-Optimus later in the first to second quarter of 2026.

Products

The Company intends to design Alpha-Optimus to cater to a wide range of users, from retail investors to sophisticated institutional clients, by offering a tiered subscription model and specialized add-ons. Each product tier is expected to provide access to Alpha-Optimus’s AI-driven insights, with higher-tier subscriptions offering expanded predictions, advanced analytics, and additional market intelligence. This flexible product and pricing structure aims to allow users to choose the level of access that suits their trading needs, while also offering add-ons that are designed to provide tailored features for more advanced users.

1.	Alpha-Optimus Product Tiers: The core offering of Alpha-Optimus is expected to revolve around five distinct tiers, with increasing levels of access to predictions, analytics, and global market insights at each tier. The five product tiers are expected to be as follows:

●	Alpha-Optimus Freemium: This entry-level product is expected to provide access to the community and basic platform features. Although it will likely offer minimal access to predictions, it is expected serve as an introductory tier for users to explore the platform.

●	Alpha-Optimus Basic Plan: This plan is expected to grant users the ability to select five individual stocks of their choice to track trending headline biases on key stock markets, offering a balance between affordability and access to valuable insights.

●	Alpha-Optimus Premium Plus Plan: This plan is expected to grant users access to the entire NASDAQ-100 index, along with five individually selected stocks to track trending headline biases. This plan is intended to provided users deeper insights and access to more stock markets. It is intended to be designed for investors who require more robust data to make informed trading decisions.

●	Alpha-Optimus Premium Superior Plan: This plan is expected to provide users access to blue-chip stocks across eight global stock exchanges, covering more than 1,000 stocks, plus five additional user-selected stocks to track trending headline biases. This plan is intended to provide a more comprehensive view of global markets, which we believe will make it ideal for active traders and portfolio managers who need detailed analysis across multiple asset classes.

●	Alpha-Optimus Premium Ultra: This tier, the highest planned tier, is expected to offer full access to all stock predictions across global markets. It is expected to include the most comprehensive insights and be geared toward institutional clients or highly active traders who require unrestricted access to the platform’s capabilities.

State of Development

The alpha stage of development of Alpha-Optimus was completed earlier in the year 2025. This is the earliest phase in the product lifecycle. During this stage, the software incorporates a substantial portion of its intended features, but remains incomplete and may contain significant defects. Alpha versions are typically subject to internal testing by the company’s development and quality assurance personnel to identify and address major issues. This stage allows the company to assess core functionality and overall design before progressing to more comprehensive testing phases. While alpha software is operational to a degree, it generally lacks stability and refinement, and is not considered suitable for public distribution or commercial release. Alpha-stage software may require substantial additional development and testing before it can be considered a viable commercial product.

The Company is now in the process for 2026 of its beta stage of software development. This is a critical phase in software development that follows the alpha stage. During this period, the software is considered feature-complete, with most intended functionalities implemented. Beta versions are typically released to a select group of external users for more extensive testing in real-world conditions. This stage allows developers to identify and address remaining bugs, compatibility issues, and performance problems while gathering valuable user feedback. Beta testing usually lasts several weeks to a few months, depending on the software’s complexity. The primary objectives of this phase are to uncover any overlooked issues, evaluate real-world performance, and ensure the product meets user expectations before its commercial release. Beta software is still considered pre-release and may undergo further refinement based on testing results before reaching the final release stage.

After the beta stage of development, software typically progresses to the release candidate phase. During this stage of development, the software is considered feature-complete and has undergone extensive testing during the beta phase. Developers seek to resolve remaining minor bugs or performance issues, and the software is usually nearly ready for public release, pending final validation to ensure stability, usability, and quality. If no significant issues are identified during this phase, the software proceeds to the general release where it becomes available to all users.

As of the date of this Current Report Form 10-K the Company is examining if more development funds are required prior to roll out. Should funding be required, we expect to fund these additional costs through proceeds from one or more additional capital raises, including through public or private offerings of our equity securities. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. We currently have no lines of credit or other arranged access to debt financing. In order to raise sufficient capital in the future, we may need to increase the number of authorized shares we are permitted to issue under or governing documents.

Human Capital and Employees

Mark Walmesley is or sole executive officer and our sole employee. Mr. Walmesley is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs. The amount of time he will devote in any time period will vary based on the stage of development Alpha-Optimus is in. We presently expect our executive officer to devote such amount of time as he reasonably believes is necessary to our business.

Additionally, we will rely on developers to aid in the further development of Alpha-Optimus pursuant to the terms of the Arcterix Agreement as described under Arcterix Agreement above, which disclosure is incorporated herein by reference.

Compliance with Government Regulations

We operate, or intend to operate, in a complex regulatory environment consisting of U.S. federal and state laws that is rapidly evolving. These laws cover or will cover, depending on the products and services we may offer in the future, most aspects of our business and include laws, regulations, rules and guidance relating to, among other things, securities, consumer finance and protection, privacy and data protection, anti-money laundering and know your customer requirements, and cryptocurrency. For example, certain rules of the SEC may, if applicable, regulate the products we can offer to our customers or the levels of net capital we are required to maintain. In addition, other federal and state laws, public policy, and general principles of equity, such as laws prohibiting unfair and deceptive acts or practices, may apply to our activities. These laws and regulations impact our business both directly and indirectly. Ensuring ongoing compliance with these laws and regulations imposes or will likely impose significant burdens on our business operations.

In addition, we may become subject to additional legal or regulatory requirements we are not subject to today if laws or regulations change in the jurisdictions in which we operate, or if we were to release new products or services. In addition, the regulatory framework for our products and services is evolving and uncertain, as federal and state governments and regulators consider the application of existing laws and potential adoption of new laws due to AI. The potential for new laws and regulations, as well as ongoing uncertainty regarding the application of existing laws and regulations to our current products and services, may negatively affect our business. This could include the need to modify the way in which we generate revenue from certain business lines, obtain new licenses, or comply with additional laws and regulations in order to conduct our business. For more information, see “Risk Factors” below.

ITEM 1A.	RISK FACTORS

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to obtain new financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,747,171 as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability and will continue to attempt to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Risks Related to Our Business

We have no operating history in software development or deployment of products into the software market.

We have no history in the software industry. Accordingly, we have no experience developing, deploying, or selling artificial intelligence (“AI”) or FinTech. Therefore, we should be considered a development stage company. As such, our operations will be subject to all the risks inherent in the establishment of a new business enterprise, including, but not limited to, hurdles or barriers to the implementation of our business plans. Further, because there is no history of operations, there is also no operating history from which to evaluate our directors’ and officers’ ability to manage our business and operations and achieve our goals or the likely performance of the Company. Investors should also consider the fact that certain of our directors and officers have not previously developed or managed similar companies. No assurances can be given that we will be able to achieve or sustain profitability.

Our lack of experience may hinder our ability to achieve or sustain profitability.

Our lack of experience in both the AI and FinTech industries makes it challenging to assess our current business and future prospects. As a growing company in the rapidly evolving AI and FinTech industries, we face, and will continue to face, various risks and challenges. These include issues with forecasting, allocating our limited resources effectively, gaining market acceptance for Alpha-Optimus, navigating a complex regulatory environment, and developing new product candidates. As a result, we may not be able to fully execute our business strategy or achieve the expected benefits from our growth plans within our anticipated timelines. Therefore, it is important to consider the risks and challenges we face as an early-stage AI and Fin-Tech company working to develop and market Alpha-Optimus.

Our success depends on further development and success of Alpha-Optimus, which may require substantial additional capital.

We plan to initially dedicate all of our time, effort, and resources to the further development and commercialization of Alpha-Optimus. If we are not successful in these efforts, we risk using up all or a significant portion of our available funds on an unsuccessful product, including funds provided by an investor in this offering. Additionally, factors such as pricing, demand, market acceptance, and regulatory compliance and approval could negatively impact the long-term success of Alpha-Optimus. As of the date of this Current Report, we believe that development costs to progress Alpha-Optimus through beta stage and release candidate phase will be between approximately $245,000 and $425,000. We expect to fund these additional costs through proceeds from one or more additional capital raises, including through public or private offerings of our equity securities. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. We currently have no lines of credit or other arranged access to debt financing. In order to raise sufficient capital in the future, we may need to increase the number of authorized shares we are permitted to issue under or governing documents.

We are subject to rapid technological change, which could render our products and services obsolete.

Our future success depends in part on our ability to offer products and services that incorporate leading technology and address the increasingly sophisticated and varied needs of our current and prospective customers. Our market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. These changes and developments may render our products and technologies obsolete in the future. As a result, our success depends on our ability to adapt to these changes, particularly to develop new products and services, adapt our current products and services or to acquire new products and services that can compete successfully. There can be no assurance that we will be successful in these efforts. In addition, future advances in technology may not be beneficial to or compatible with our business and we may not be able to incorporate technological advances into our products and services in a cost-effective and timely manner. Keeping pace with technological advances may require substantial expenditures and lead time, particularly with respect to acquiring updated hardware and infrastructure components for our systems. We may require additional financing to fund such purchases. Any such financing may not be available on commercially reasonably terms, if at all, when needed and may result in a loss of earnings and market share.

Alpha-Optimus is based on unproven technology, which may lead to delays in the release of our products or undetected errors in our products, resulting in increased costs, delayed market acceptance of our products, and delayed or lost revenue.

Alpha-Optimus is based on unproven technology. To achieve market acceptance, our products may require long development and testing periods, which could result in delays in scheduled introduction. Any delays in the release schedule for our products may delay market acceptance of these products and may delay new or existing customers from using our products and result in the loss of new or existing customers. In addition, our products may contain a number of undetected errors or “bugs” when they are first released. Although we test each product before it is released to the market, there can be no assurance that significant errors will not be found in product releases. As a result, in the months following the introduction of certain releases, we may need to devote significant resources to correct these errors. There can be no assurance, however, that all of these errors can be corrected.

Use of artificial intelligence in our operations and product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.

We have incorporated, and expect to continue to incorporate in the future, AI solutions into our operations and product offerings, and the use of AI involves various risks and challenges that could adversely affect our business, financial condition or results of operations. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

The use of AI applications, including large language models, may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability.

The introduction of AI technologies into our products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results. The regulatory landscape governing AI technologies is evolving rapidly, and changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business and results of operations.

Data privacy risks, such as cyber-attacks and security breaches of customer, employee, or Company information, may have a may have a material adverse effect on our business, financial condition, and results of operations.

In the development and commercialization of Alpha-Optimus, we will rely extensively on computer systems, including third-party systems, to collect, use, transmit, store and report data on information systems and interact with customers, vendors and employees. Increased global IT security threats and more sophisticated and targeted computer crime and increased ransomware attacks pose a risk to the security of our systems and networks and third-party systems and networks with our data (including employee and customer data), and the confidentiality, availability and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to computer viruses, cyber-attacks, and/or security breaches caused by employee error, malfeasance or other disruptions, with heightened risks due to geopolitical conflicts. These threats also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence technologies, which are becoming more widely adopted and increasingly sophisticated. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. A security breach of our computer systems or third-party systems with our data could interrupt or damage our operations or harm our reputation, or both. In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system or third-party systems with our data. We cannot guarantee that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers’ systems.

We depend on key management personnel and attracting and retaining other qualified personnel, and our business could be harmed if we lose key management personnel or cannot attract and retain other qualified personnel.

A significant part of our Company’s success relies on the technical expertise and ongoing contributions of Arcterix and its employees or contractors, and we do not currently have any “key man” insurance policies in place. Additionally, as we seek to grow, we will need to recruit additional specialized personnel. Our plans to grow and invest in the development of Alpha-Optimus will lead to higher personnel and operational costs. To acquire and retain skilled employees, we will be competing with other companies both inside and outside the AI and FinTech industries, some of which may have greater financial resources and more intellectual property than we do. There is no guarantee that we will be able to hire and keep employees with the necessary expertise to support our growth and ensure success, especially if we struggle to secure adequate financing. If we are unable to maintain the qualified staff needed to meet our growth objectives, it could materially and adversely impact on our business, financial condition, and future prospects.

We operate in very competitive industries and will have competitors with greater resources than us.

The market for Alpha-Optimus is intensely competitive, rapidly evolving, and highly sensitive to the launch of new products. We anticipate that Alpha-Optimus will face direct competition from several well-established AI and FinTech products and many more early-stage AI and FinTech products. If we are unable to keep pace with rapid advancements in AI, especially in the FinTech industry, our business results and competitive position may suffer.

We expect that we will need to raise additional funding, which may not be available to us on acceptable terms or at all.

We currently believe, based upon our expected costs and expenses, that the gross proceeds received pursuant to this offering will be sufficient to enable the development of Alpha-Optimus. However, if for any number of reasons, including, but not limited to, our costs and expenses being higher than anticipated, unexpected delays and/or faults in our design and development process and/or in obtaining regulatory approvals, such funds may not be sufficient to allow us to finalize development of Alpha-Optimus. In that case, we will need additional funds to develop the sales, marketing and operational expertise to support Alpha-Optimus. We also expect to need further funds to market and commercialize Alpha-Optimus. If we are unsuccessful in securing additional financing when needed and on terms acceptable to us, we may be unable to execute our business plan which could result in us scaling back or halting our operations. Our ability to raise additional capital is uncertain and depends on various factors outside of our control, including, but not limited to, market conditions, economic factors, the availability of credit, the AI industry, and other related and unrelated factors. If we raise additional capital through the sale of equity or convertible debt securities, the interests of then-existing stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as common stockholders. If we pursue debt financing or preferred equity financing, the agreements may impose restrictive covenants that limit our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Our operations and profitability could be adversely affected by government policies and regulations, particularly those affecting the artificial intelligence and financial services industries.

The use of AI in Alpha-Optimus may result in enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can “hallucinate,” producing inaccurate or misleading results. Additionally, AI can produce results with unintended biases and discriminatory outcomes. Such hallucinations or biases could negatively impact our customers, damage our reputation, and expose us to legal liability. We may be restricted in our ability to use, develop, or deploy AI in our products or processes due to laws, regulations or industry standards that develop in response to the use of AI, which could hinder the growth of our business. For example, we may be subject to significant costs to comply with EU’s AI Act, which became effective on August 1, 2024, and governs the development, marketing and use of AI in the EU, or we could receive significant fines for failing to comply.

Moreover, Alpha-Optimus may rely on third-party data, which introduces risks related to data rights and protection. The legal and regulatory environment surrounding AI is rapidly changing and remains uncertain, especially regarding intellectual property ownership and license rights, cybersecurity, and data protection laws, and is yet to be fully addressed by courts or regulators. The development, use, or integration of AI technologies into our products could expose us to third-party claims of copyright infringement or other intellectual property violations, which may result in us being required to pay compensation or licensing fees to third parties. The ongoing changes to the legal, regulatory and compliance landscape of AI may also impact our ability to protect our own data and intellectual property against infringement.

We are dependent on intellectual property obtained or licensed from third parties, and if we were to fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose intellectual property rights that are important to our business and we may not be able to continue developing or commercializing our product candidates, if approved.

We are party to the License Agreement, pursuant to which Predictive granted the Company an exclusive worldwide license to use certain AI technology owned by Predictive in connection with the further development of Alpha-Optimus which is important to our business. We may enter into additional license agreements in the future. Our existing license agreement with Predictive imposes, various due diligence, license fees, and other obligations on us, and we expect that any future license agreements will impose similar obligations, including, but not limited to, milestone payments, royalties, and insurance obligations. Any uncured, material breach under the License Agreement could result in our loss of rights to use the intellectual property licensed to us, and could compromise our development and commercialization efforts for our current or any future product candidates.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise regarding intellectual property subject to the License Agreement or a future license agreement, including disputes regarding:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our obligations to third parties;

●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us;

●	our right to transfer or assign the license; and

●	the effects of termination.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangement on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

If we fail to effectively protect our technology or enforce our intellectual property rights, our business could be negatively impacted.

We believe that the success of Alpha-Optimus largely depends on our intellectual property. Currently, we do not hold any copyrights or patents, and due to the importance of intellectual property to our success, it may be necessary for us to secure and maintain copyright and patent protection. However, the scope of a patent can be significantly reduced during the application process, and it can be altered after being granted. Additionally, if our patent applications are rejected, or are granted but later invalidated in court, our ability to competitively leverage Alpha-Optimus could be substantially harmed. Even if patents are granted, they may not offer significant competitive advantages or could be challenged or circumvented by competitors, potentially limiting our ability to commercially capitalize on our technology. We will also depend on trade secrets and contracts to protect our unpatented, confidential, and proprietary technology. However, protecting trade secrets is challenging, and although we will require certain employees, consultants, and others to sign agreements regarding our confidential information, there is no guarantee these agreements will fully protect our trade secrets or proprietary information. Breaches of these agreements may occur, or they may not be enforceable in all cases, leaving us without sufficient remedies. Additionally, our trade secrets could be discovered or independently developed by competitors. If we are unable to effectively protect our technology, trade secrets, proprietary knowledge, or enforce any patents we obtain, our business, financial condition, and future prospects could suffer.

Intellectual property litigation is becoming more frequent and increasingly costly, potentially leading to significant business restrictions and expenses, even if we prevail in such disputes.

Patent and intellectual property litigation may be required to defend against or assert infringement claims, protect trade secrets, clarify the scope and validity of third-party proprietary rights, or enforce any patents we hold or acquire, including those we may license from others. While we do not believe our intellectual property infringes on the rights of others, there is no guarantee that litigation will not arise in the future, nor can we ensure a favorable outcome or the ability to acquire necessary intellectual property on reasonable terms, if at all. Any such litigation, whether justified or not, is both time-consuming and expensive to defend or pursue. Moreover, if we are found to infringe on the intellectual property rights of others, we could lose the right to develop, manufacture, or sell our products, or be forced to pay damages or royalties to license the necessary intellectual property from third parties. An unfavorable outcome in court or a failure to obtain required licenses could hinder our ability to develop, manufacture, or sell products, significantly harming our business, financial standing, and future prospects.

We may encounter unforeseen challenges that could require us to adjust or even abandon our current business plan.

As an AI company in its early development stage, there is a chance our business plan may change significantly based on our encountering unforeseen challenges. Given the capital-intensive nature of our business, as well as statutory or regulatory requirements and other factors beyond our control, we may encounter challenges that are detrimental to our business plan. Accordingly, we reserve the right to significantly modify our business plan depending on future events.

As a public company, we incur increased expenses.

We have incurred, and will likely continue to incur, expenses associated with continuing as a public company, including, but not limited to, legal, accounting, filing and other related costs.

Risks Related to Our Common Stock

There is no active liquid trading market for our Common Stock.

Our Common Stock is traded on pink sheets and is not actively traded. There is no guarantee that a viable trading market will ever develop, or if one does, that it will be sustained. As a result, investors may have difficulty selling their shares or obtaining accurate price quotations. This lack of liquidity could negatively impact the market price of our Common Stock. A limited market may also hinder our ability to raise capital through share sales or to acquire other companies or assets using our Common Stock as payment. If an active market for our Common Stock develops, there is a significant risk that its price could experience considerable fluctuations due to factors beyond our control, including: (i) variations in our quarterly operating results; (ii) announcements that our revenue or income fall below analysts’ expectations; (iii) general economic downturns; (iv) large sales of our Common Stock; and (v) announcements by us or our competitors of major contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments.

Our Common Stock is subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our Common Stock.

Our Common Stock qualifies as a “penny stock” under Rule 15g-9 the Securities Exchange Act of 1934 (the “Exchange Act”), which imposes additional sales practice requirements on brokers-dealers who engage in transactions involving our securities. Specifically, broker-dealers must make a special suitability determination and receive a written agreement from you before making a sale on your behalf. Due to these additional requirements, broker-dealers may be reluctant to make a market for our Common Stock, which could limit your ability to resell your shares and may lead to a decrease in the value of your investment.

FINRA sales practice requirements may limit your ability to buy and sell our Common Stock, which could suppress the price of our shares.

The Financial Industry Regulatory Authority’s (“FINRA”) rules require broker-dealers to have reasonable grounds to believe that an investment is suitable for a customer before recommending it to that customer. Before recommending speculative, low-priced securities to non-institutional customers, broker-dealers are required to make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other factors. Based on interpretations of these rules, FINRA views speculative, low-priced securities as potentially unsuitable for some customers. As a result, FINRA’s requirements may make it more difficult for broker-dealers to recommend our Common Stock, which could negatively affect the market for our stock and your ability to trade it, thus putting downward pressure on its price. Compliance with the reporting requirements of federal securities laws can be time-consuming, complex, and costly.

As a publicly reporting company in the United States, we are subject to the information and reporting requirements of the Exchange Act, other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The process of preparing and filing annual and quarterly reports, as well as other required information with the SEC, along with obtaining and submitting the necessary certifications, is time-consuming, complex, and costly. Furthermore, if we fail to provide up-to-date information to market makers, they may be unable to trade our stock. Non-compliance with applicable securities laws could lead to legal action, either private or governmental, against us or our officers and directors, potentially harming our business and financial condition, reducing the value of our stock, and limiting stockholders’ ability to resell their shares. Our investors’ ownership in the Company may be diluted in the future.

In the future, we may issue additional authorized but previously unissued equity securities, which would dilute the ownership interests of our current stockholders. This could include issuing a substantial number of shares of Common Stock or other securities convertible into or exercisable for Common Stock in connection with hiring or retaining employees, making future acquisitions, raising additional capital to fund operations, or other business purposes. The issuance of additional shares of our Common Stock will result in the dilution of an investor’s stake in the Company.

Our certificate of incorporation grants our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 480,000,000 shares of Common Stock and 20,000,000 shares of preferred stock, of which 1,000,000 is designated as series A preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our certificate of incorporation, and on approval from our board of directors. Our board of directors, without any action by our stockholders, may designate and issue shares in such classes or series as the board of directors deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our Common Stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our Common Stock.

We do not intend to pay dividends; thus, there will be fewer ways in which you are able to earn on your investment.

We have not declared any cash dividends, nor do we have any plans to do so. If we receive additional funding in the future, the source or sources of such funding may prohibit us from declaring dividends. Since we have no intention of declaring any dividends, the price of our Common Stock will need to appreciate for you to earn on your investment.

Rule 144 is not generally available to holders of our Common Stock, which makes it difficult to resell shares in the future.

With limited exceptions related to certain shares acquired before we became a “shell company” (as defined in Rule 405 of the Securities Act of 1933 (the “Securities Act”)), all of our presently outstanding shares of Common Stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act (“Rule 144”) and may only be resold pursuant to an effective registration statement or an exemption from registration. Rule 144 generally provides a safe harbor exemption for the resale of restricted securities. However, restricted securities that we issued while we were a shell company or anytime thereafter, can only be resold in reliance on Rule 144 if the following conditions are met:

(i)	we have ceased to be a shell company;

(ii)	we are subject to the reporting requirements of Section 13 or 15(d) of Exchange Act;

(iii)	we filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months, other than Current Reports on Form 8-K; and

(iv)	at least one year has elapsed from the time we filed current comprehensive disclosure with the SEC reflecting our status as an entity that is not a shell company known as “Form 10 Information.”

There can be no assurance that we will ever meet these conditions or that holders of our shares of Common Stock will be entitled to rely on Rule 144 for the resale of their shares. This could have a materially adverse effect on the trading market for our shares, if a trading market develops, of which there is no assurance.

Future sales of our Common Stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Any sales of substantial amounts of our Common Stock in the public market, or the perception that those sales might occur, could harm the market price of our Common Stock. Further, certain stockholders have “piggy-back” registration rights afforded to them if we file a registration statement with the SEC; these shares or any registered securities we may register can also have an adverse effect on any market for our Common Stock. The issuance of additional shares would dilute the value of our outstanding shares of Common Stock.

Our principal stockholders and management own a significant percentage of our Common Stock and will be able to control matters subject to stockholder approval.

As of immediately after the Closing, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 32.12% of our outstanding Common Stock. The interests of these stockholders may not be the same as or may even conflict with the interests of other stockholder. For example, these stockholders could delay or prevent a change of control of the Company, even if such a change of control would benefit other stockholders, which could deprive our other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our Common Stock. The significant concentration of stock ownership may adversely affect the trading price of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.

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

PART II

ITEM 3.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is quoted under the symbol “FTSP” on the OTCID marketplace of the OTC Markets Group. OTCID companies must verify via an annual OTCID Certification, signed by the company CEO or CFO, that their company information is current, including information about a company’s reporting status, company profile, information on management and boards, major shareholders, law firms, transfer agents, and IR / PR firms.

The high and low bid quotations of our common stock for the 2025 and 2024 quarters are as follows:

	2025		2024
Quarter Ended	High	Low	High	Low
March 31	$0.017	$0.003	$0.020	$0.020
June 30	$0.099	$0.006	$0.008	$0.024
September 30	$0.060	$0.030	$0.024	$0.008
December 31	$0.080	$0.026	$0.008	$0.003

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

OTCID

On December 31, 2025, we had 69 shareholders on record of our common stock.

Capitalization

Shares

Our authorized capital is 500,000,000 shares of capital stock, divided into 480,000,000 shares of common stock with a par value of $0.001 per share, and 20,000,000 shares of preferred stock with a par value of $0.001 par value per share.

At December 31, 2025, 124,054,600 (2024: 120,937,442) shares of common stock had been issued.

Stock Options

During the years ended December 31, 2025 and December 31, 2024 there were no stock options outstanding.

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

Recent Sales of Unregistered Securities

On August 7, 2025 the Company issued 1,760,000 of its common stock and received $220,000 to which these funds were utilized for its Alpha-Optimus AI software development and other ongoing business expenses.

ITEM 4.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 5.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funding

All of our ongoing operations, since October 4, 2014, have been funded by monies advanced to us by LSG our largest shareholder and one other related party, LSG’s primary shareholder. Given the termination of our Mineral Property Option Agreement with LSG, we do not anticipate that those two related party sources will continue to provide any significant future funding.

On August 7, 2025 the Company issued 1,760,000 of its common stock and received $220,000 to which these funds were utilized for its Alpha-Optimus AI software development and other ongoing business expenses.

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

Intellectual Property

On February 2025, the Company entered into an Asset Purchase Agreement, License Agreement, Software Development Agreement and Lock-up and Leak-Out Agreement associated with its business objective to develop Alpha-Optimus AI powered financial research platform.

Personnel

We have no employees. Our president and CEO, our COO and our Corporate Secretary received no compensation in the years ended December 31, 2025 and 2024 for his services. We expect to continue to use outside consultants, advisors, attorneys and accountants as necessary. See Item 8 for information regarding our officers and directors.

Results of Operations

The following comments on our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2025 which are included with this Report. See the “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report. We recorded net loss of $341,856 for the year ended December 31, 2025, have an accumulated deficit of $4,747,171 and have had no operating revenues. The possibility and timing of revenue being generated from our business is uncertain.

Revenues, Expenses and Net Loss

	Years Ended December 31		Increase/(Decrease)
	2025	2024	Amount	Percentage
Revenue	$-	$-	$-	-
Operating Expenses	341,856	79,052	262,804	332%
Operating Loss	(341,856)	(79,052)	262,804	-332%
Net Income (Loss)	$(341,856)	$(79,052)	$262,804	-332%

The most significant drivers of the year over year change in net loss is an increase in professional fees and research and development costs of $123,120 and an increase in professional fees of $116,991.

Working Capital Deficiency

	December 31		Increase/(Decrease)
	2025	2024	Amount	Percentage
Current Assets	$1,625	$1,175	$450	38%
Current Liabilities	170,543	169,677	(866)	-1%
Working Capital (Deficiency)	$(168,918)	$(168,502)	$(416)	0%

The most significant driver of the year-over-year change to our working capital deficiency is a decrease in related party advances of current liabilities of $106,028 and an increase in accounts payable and accrued expenses of $106,894.

Cash Flows

	December 31		Increase/(Decrease)
	2025	2024	Amount	Percentage
Cash Flows Provided By (Used In):
Operating Activities	$(234,962)	$(68,968)	$(165,994)	241%
Investing Activities	(48,205)	-	(48,205)	100%
Financing Activities	283,617	67,669	215,948	319%
Net increase (decrease) in cash	$450	$(1,299)	$1,749	-135%

As of the date of this report, we have yet to generate any revenues from our business operations. Our principal sources of working capital have been related party advances and funds received as subscriptions for our common stock. We have no assurance that we can successfully engage in any private sales of our securities or that we can obtain any additional loans.

Off-Balance Sheet Arrangements

As described in note 3 the Company entered into an Asset Purchase Agreement, License Agreement, Software Development Agreement and a Lock-up and Leak-out Agreements.

Asset Purchase Agreement

On February 14, 2025, the Company entered into an Asset Purchase Agreement whereby the Company agreed to purchase from a third-party (the “Seller”) rights, title, and interest in and to certain intellectual property, rights and derivative works, including improvements, modifications, creations and enhancements created by the Seller using artificial intelligence (“AI”) models. As consideration, the Company agreed to issue 227,000,000 common shares of the Company. At December 31, 2025, no shares had been issued in connection with the asset purchase agreement.

As a subsequent event to this filing, on January 23, 2026, the Company issued all 227,000,000 shares of its common stock effectively closing this transaction.

License Agreement

In connection with the Asset Purchase Agreement, the Company entered into a License Agreement that grants the Company an exclusive worldwide license to use certain AI technology. Under the License Agreement, the Company agreed to pay a total license fee of $440,000. Payable in monthly installments of $5,000. Upon payment in full, the license automatically converts into a perpetual, fully paid-up and irrevocable worldwide license. The Company commenced license payments on August 4, 2025. As at December 31, 2025, the Company had paid $10,000 and has postponed monthly installments while the Company develops the overlaying software. For the months October – November both parties agreed to suspend fees until such time as the software was able to be launched.

Software Development Agreement

In connection with the Asset Purchase Agreement, the Company entered into an agreement with a group of software specialists to carry out certain software development activities on the Company’s behalf.

In exchange for such services, the Company agreed to pay $123,000 within five days after the receipt by the Company of proceeds from equity financing of the Company from which the Company receives aggregate gross proceeds of not less than $200,000. The Company paid the $123,000 during the period ending December 31, 2025.

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

Commitments

We do not have any commitments as of December 31, 2025 which are required to be disclosed in tabular form.

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

Use of Estimates and Assumptions

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving related parties and common stock, and determination of stage of development of intellectual property. Actual results may differ from the estimates.

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

ITEM 5A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 6.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINTRADE SHERPA, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

FinTrade Sherpa, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FinTrade Sherpa, Inc. (the “Company”), as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenue and has incurred accumulated losses of $4,747,171 as of December 31, 2025. These events and conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

We have determined that there are no critical audit matters to communicate in our auditor’s report.

We have served as the Company’s auditor since 2025.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants	Vancouver, Canada

March 30, 2026

davidson & company llp	1200 - 609 Granville Street	604 687 0947
	PO BOX 10372, Pacific Centre	davidson-co.com
Vancouver, BC V7Y1G6

FINTRADE SHERPA, INC.
BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS

Current assets
Cash	$1,625	$1,175
Total current assets	1,625	1,175

Non-current assets
Deferred acquisition costs	48,205	-
Total assets	$49,830	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$131,667	$24,773
Due to related parties	38,876	144,904
Total current liabilities and total liabilities	170,543	169,677

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized: 480,000,000 voting common shares with a par value of $0.001 per share 20,000,000 preferred shares with a par value of $0.001 per share Issued: 124,054,600 common shares and no preferred shares at December 31, 2025 120,937,442 common shares and no preferred shares at December 31, 2024	74,102	73,757
Additional Paid-In Capital	4,552,356	4,163,056
Accumulated Deficit	(4,747,171)	(4,405,315)
Total stockholders’ deficiency	(120,713)	(168,502)

Total liabilities and stockholders’ deficiency	$49,830	$1,175

The accompanying notes are an integral part of these financial statements.

FINTRADE SHERPA, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2025	2024
Operating Expenses
Consulting services	$2,067	$1,833
License payments	20,000	-
Research and development costs	123,120	-
Office, foreign exchange and sundry	853	11,478
Professional fees	171,683	54,692
Transfer and filing fees	24,133	11,049
Net loss and comprehensive loss for the period	$341,856	$79,052

Basic And Diluted Net Loss Per Common Share	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	122,727,561	120,937,442

The accompanying notes are an integral part of these financial statements.

FINTRADE SHERPA, INC.
STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2025	2024
Operating Activities
Loss for the year	$(341,856)	$(79,052)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	106,894	10,084
Net cash used in operating activities	(234,962)	(68,968)

Investing Activities
Deferred acquisition costs	(48,205)	-
Net cash used in investing activities	(48,205)	-

Financing Activities
Proceeds from advances -related party	63,617	67,669
Shares issued	220,000	-
Net cash provided by financing activities	283,617	67,669

Net Increase (Decrease) In Cash	450	(1,299)

Cash, Beginning of Year	1,175	2,474

Cash, End of Year	$1,625	$1,175

Non-cash transactions
Shares issued to shareholder to settle debt	$169,645	-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FINTRADE SHERPA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance, December 31, 2023	120,937,442	$73,757	$4,163,056	$(4,326,263)	$(89,450)

Net loss for the year	-	-	-	(79,052)	(79,052)

Balance, December 31, 2024	120,937,442	$73,757	$4,163,056	$(4,405,315)	$(168,502)

Shares issued to shareholder to settle debt	1,357,158	169	169,476	-	169,645

Shares issued	1,760,000	176	219,824	-	220,000

Net loss for the year	-	-	-	$(341,856)	$(341,856)

Balance, December 31, 2025	124,054,600	$74,102	$4,552,356	$(4,747,171)	$(120,713)

The accompanying notes are an integral part of these financial statements.

FINTRADE SHERPA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

FinTrade Sherpa, Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 9, 2004. The Company’s principal executive offices are located in Reno, Nevada. The Company was originally formed for the purpose of acquiring exploration stage natural resource properties.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to and to obtain additional financing to execute its business plan. As shown in the accompanying financial statements, the Company has had no revenue and has incurred accumulated losses of $4,747,171. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, to raise additional capital resources to successfully develop its new business opportunities. The Company is significantly dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Such adjustments could be material.

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

Cash consists of cash on deposit with high quality, major financial institutions.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of 90 days or less to be cash equivalents. At December 31, 2025 and 2024, the Company had no items that were cash equivalents.

c)	Foreign Currency Accounting

The Company’s functional currency is the U.S. dollar.  Branch office activities are generally in Canadian dollars. Transactions in Canadian currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;

ii)	non-monetary items at the historical exchange rate; and

FINTRADE SHERPA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving related parties and common stock, and determination of stage of development of intellectual property.  Actual results may differ from the estimates.

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

FINTRADE SHERPA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

j)	Research and Development

Research and development costs are expenses as incurred.

k)	Recent Accounting Pronouncements

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

Asset Purchase Agreement

On February 14, 2025, the Company entered into an Asset Purchase Agreement whereby the Company agreed to purchase from a third-party (the “Seller”) rights, title, and interest in and to certain intellectual property, rights and derivative works, including improvements, modifications, creations and enhancements created by the Seller using artificial intelligence (“AI”) models. As consideration, the Company agreed to issue 227,000,000 common shares of the Company. At December 31, 2025, no shares have been issued in connection with the asset purchase agreement. Subsequent to year end on January 23, 2026, the Company issued 227,000,000 to complete the asset purchase.

License Agreement

In connection with the Asset Purchase Agreement, the Company entered into a License Agreement that grants the Company an exclusive worldwide license to use certain AI technology. Under the License Agreement, the Company agreed to pay a total license fee of $440,000. Payable in monthly installments of $5,000. Upon payment in full, the license automatically converts into a perpetual, fully paid-up and irrevocable worldwide license. The Company commenced license payments on August 4, 2025. As at December 31, 2025, the Company had paid $10,000 and has postponed monthly installments while the Company develops the overlaying software.

Software Development Agreement

In connection with the Asset Purchase Agreement, the Company entered into an agreement with a group of software specialists to carry out certain software development activities on the Company’s behalf. In exchange for such services, the Company agreed to pay $123,000 within five days after the receipt by the Company of proceeds from equity financing of the Company from which the Company receives aggregate gross proceeds of not less than $200,000. The Company paid the $123,000 during the year ended December 31, 2025.

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

FINTRADE SHERPA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

On February 14, 2025, the Company issued 1,357,158 common shares pursuant to a debt settlement (Note 5).

On August 7, 2025 the Company issued 1,760,000 common shares for proceeds of $220,000.

Stock Options

During the years ended December 31, 2025, and December 31, 2024, there are no stock options outstanding.

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

At December 31, 2025, the Company had amounts due to related parties of $38,876 (2024: $144,904); with no specific terms of repayment, due to Lode Star Gold Inc., the Company’s majority shareholder, with no accrued interest payable.

6.	INCOME TAXES

A reconciliation of income tax benefit to the amount computed at the estimated rate of 21% is as follows:

	2025	2024
Expected income tax (expense) recovery	$71,800	$12,300
Adjustment for non-deductible amounts	(25,000)	-
Increase in valuation allowance	(46,800)	(12,300)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2025	2024
Deferred income tax assets
Net operating losses carried forward	$739,900	$688,800
Valuation allowance	(739,900)	(688,800)
	$-	$-

The Company has approximately $1,369,000 (2024: $1,379,000) in net operating losses carried forward which will expire between 2033 and 2038 if not utilized and approximately $2,144,000 (2024: $1,901,000) in net operating losses which will be carried forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

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

ITEM 7.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements regarding accounting and financial disclosures from the inception of our company through the date of this report on Form 10-K. Our financial statements for the year ended December 31, 2025 and 2024 were audited by Davidson & Company LLP.

ITEM 7A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement disclosure control procedures is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal disclosure control procedures, those formal procedures will not be implemented. As a result of the current size of the organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive concluded that, as of December 31, 2025, our internal control over financial reporting was not effective, due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until such time as the organization can increase sufficiently in size to warrant an increase in personnel required to effectively execute and monitor formal internal control procedures, those formal procedures will not be implemented. As a result of the size of the current organization, there are not significant levels of supervision, review, independent directors or a formal audit committee.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7B.	OTHER INFORMATION

None.

PART III

ITEM 8.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this report, the names, ages and positions of our executive officers and directors are as follows:

Name	Age	Position
Mark Walmesley	68	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director and Secretary

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

ITEM 9.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mark Walmesley, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director and Secretary for all services rendered in all capacities to us during our fiscal years ended December 31, 2025 and 2024. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during those years.

Pursuant to Item 402(a)(5) of Regulation S-K we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Years Ended December 31	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mark Walmesley, CEO (1)	2025	-	-	-	-
	2024	-	-	-	-

(1)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on the December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, we had no unvested stock awards held by the named executive officers, which are part of the option awards described in the table notes above.

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

ITEM 10.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups known by the company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each person who held the office of chief executive officer at any time during the year ended December 31, 2025. Unless otherwise stated, the business address of each individual or group is the same as the address of the company’s principal executive office.

	Number of	Percentage of
Name and Address of Beneficial Owner (1)	Common Shares	Ownership (2)
Mark Walmesley (3)	8,710,545	7.20%

Lode Star Gold INC. (4)	97,829,918	80.89%

Lonnie S. Humphries Non-Exempt Trust (4)	200,000	0.17%

Lonnie S. Humphries	2,500,583	2.07%

1)	Unless otherwise indicated, the address of all named persons is 1 East Liberty Street, Suite 600, Reno, NV 89501

2)	Based on 120,937,442 shares of our common stock issued and outstanding as of December 31, 2025.

3)	Mark Walmesley was appointed as our Chief Financial Officer, Treasurer and director on September 22, 2014, and our President and Chief Executive Officer on December 11, 2014. Mr. Walmesley has been LSG’s Director of Operations since 2005 and a director of the company since March 2009.

4)	The person with investment and dispositive authority is Lonnie Humphries.

Changes in Control

As of the date of this report, we are not aware of any arrangements that are not already described in this report, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 11.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2025, the following amounts were due to related parties:

The Company owed to Lode Star Gold, Inc:

$38,876 (2024: $149,904) with no specific terms of repayment, with no accrued interest payable.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that none of our directors meet this definition of independence because they are also our executive officers.

ITEM 12.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

2025	$39,000	Davidson and Co
2024	$20,000	Davidson and Co

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2025	$0	Davidson and Co
2024	$0	Davidson and Co

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2025	$0	Davidson and Co
2024	$0	Davidson and Co

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2025	$0	Davidson and Co
2024	$0	Davidson and Co

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

PART IV. OTHER INFORMATION

ITEM 13.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number		Filed herewith
3.1	Articles of Incorporation.	SB-2	3/04/05	3.1
3.2	Bylaws.	SB-2	3/04/05	3.2
3.3	Amended and Restated Articles of Incorporation	14-C	11/24/14	3.3
3.4	Omnibus Equity Incentive Plan	14-C	11/24/15	3.4
4.1	Specimen Stock Certificate.	SB-2	3/04/05	4.1
4.2	Certificate of Designation of Series A Preferred Stock	8-K	1/03/2022	4.1
10.1	Mining Claim.	S-1/A-5	2/08/08	10.1
10.2	Bill of Sale.	SB-2	3/04/05	10.2
10.3	Trust Agreement.	SB-2	12/19/07	10.3
10.4	Consulting Agreement with Woodburn Holdings Ltd.	8-K	2/21/12	10.1
10.5	Mineral Option Agreement with Lode Star Gold INC.	8-K	10/09/14	10.1
10.6	Settlement Agreement	8-K	12/16/14	10.2
10.7	Acquisition of Mineral Property Interest	10-K/A2	1/11/2017	10.7
10.8	Amendment to Mineral Option Agreement	8-K	11/06/2019	10.8
10.9	Purchase Agreement	8-K	1/03/2022	10.1
10.10	Royalty Agreement	8-K	1/03/2022	10.2
10.11	Settlement and Termination Agreement with Lode-Star Gold INC.	8-K	1/14/2022	10.9
10.12	Asset Purchase Agreement			8-K	2/14/25	10.01
10.13	License Agreement			8-K	2/14/25	10.02
10.14	Arcterix Agreement			8-K	2/14/25	10.03
10.15	Lock-up Leak-Out Agreement			8-K	2/14/25	10.04
10.16	Debt Conversion Agreement			8-K	2/14/25	10.05
10.17	Indemnification Agreement			8-K	2/14/25	10.06
14.1	Code of Ethics.			10-K	4/15/11	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officer.						X
99.1	Subscription Agreement.			SB-2	3/04/05	99.1
99.2	Charter Audit Committee			10-K	4/15/11	99.2
99.3	Disclosure Committee			10-K	4/15/11	99.3
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)			10-K	4/14/14	101.INS	X
101.SCH	Inline XBRL Taxonomy Extension Schema			10-K	4/14/14	101.SCH	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			10-K	4/14/14	101.CAL	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			10-K	4/14/14	101.DEF	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			10-K	4/14/14	101.LAB	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			10-K	4/14/14	101.PRE	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			10-K	4/14/14	104	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2025.

FINTRADE SHERPA, INC.

By:	/s/ Mark Walmesley
Mark Walmesley
President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Walmesley	Director, President, Chief Executive Officer and Chief Financial Officer	March 30, 2026
Mark Walmesley